Form 10KSB
period 2005-12-31
Cross Atlantic Commodities, Inc.
filed 2006-03-30
CIK 1311294

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2005
OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number      333-1311294


Cross Atlantic Commodities, Inc.
(Exact name of Small Business Issuer
in its charter)

   Nevada                                            76-0768756
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification
                                                       number)

245 Park Avenue, 39th Floor
   New York, NY                                    10167
(Address of principal executive offices)        (Zip Code)

Registrant's Telephone number, including area code:
212-672-1869


Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.001 par value

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  x  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ____          No  __x___

The Corporation's revenues for the year ended December 31, 2005 were
$229,119.   As of March 15, 2006, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2005 and March 15, 2006 was 20,549,200 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No    x
     --------          --------

PART I

ITEM 1.    BUSINESS

General

Cross Atlantic has not had any material operations since inception. Cross Atlantic was incorporated in Nevada on March 12, 1998 under the name Business Advantage 17, Inc. The corporate charter of Cross Atlantic was revoked on December 1, 2001 and reinstated on October 22,
2004.   On October 22, 2004, the name of the corporation was changed to
Cross Atlantic Commodities, Inc.

On October 14, 2004, Cross Atlantic entered into an asset purchase agreement with Michael Enemaerke to acquire certain intangible property
in exchange for the issuance of 8,950,000 common shares.   The common
shares were valued at $8,950 and the value was charged to operations as purchased research and development as the utilization of the intangibles by Cross Atlantic was undeterminable at December 31, 2004.

Prior to the change of control in October 2004, Cross Atlantic was a
blank check company with no operations.   From October 2004 through
September 30, 2005, new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

Operations

Cross Atlantic imports and delivers coffee and coffee related products to customers located in the United States, Europe and Asia. Cross Atlantic had minimal revenues of $229,119 for the year ended December 31, 2005.

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Based on information provided by the Commodities and Futures Exchange, over the past five years, the average price per pound of coffee beans ranged from approximately $.41 to
$1.45.   The price for coffee beans on the commodities market as of
December 31, 2005 was $1.05 per pound.

The supply and price of coffee beans are subject to volatility and are influenced by numerous factors that are beyond our control. Supply and price can be affected by factors such as weather, politics and
economics in coffee exporting countries.   Increases in the cost of
coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee. Drastic or prolonged increases in coffee prices could also adversely impact our business as it could lead to a decline in overall consumption of coffee. Similarly, rapid decreases in the cost of coffee beans could force us to lower our sale prices before realizing cost reductions in our purchases.

The coffee purchased between October 2004 ending December 31, 2005 was imported to test the ability of our suppliers such as Victoria Coffee, Maersk Sealand and Brauner International and learn more about the process of importing using this system. Also Cross Atlantic wanted to prove to potential financial partners that the system was real and could be managed by officers in Cross Atlantic. Cross Atlantic bought coffee without the means of pre-selling the coffee to the Coffee, Sugar and Cocoa Exchange against a future delivery. Cross Atlantic was not at the time able to secure the coffee price and the profit obtained by selling the coffee was due to a favorable market condition.

In the future Cross Atlantic will buy coffee based on a fixed differential to the coffee contract price listed at the Coffee, Sugar, and Cocoa Exchange in New York. We will try to protect against price fluctuation by selling our product immediately after purchase by buying a future delivery contract with the Coffee, Sugar, and Cocoa Exchange.

Once the coffee contract is in place we will try to sell our coffee linked to the future at a price premium, through a private sale to a coffee broker or roaster. If the coffee is not sold privately we will make delivery against our coffee contract and sell the coffee to the exchange.

Coffee bought in accordance with out new Victoria Contract starting October 2005 will be imported with the expectation of a profit, since a Triland USA hedge account is in place. We expect that the first 1 to 3 shipments will be affected by larger procuring costs, such as bringing a grader to the loading site for additional quality assurance. Also additional banking fees will be expected in the last quarter of 2005 allowing us to pay for our product through a more costly but secure banking system.

Marketing Strategy

The Ugandan coffees are well known to the European market. It is the objective for Cross Atlantic to sell its products at the highest level the market will bare, and currently we are in touch with European traders who have expressed interest in purchasing our products for the European market.

Once Cross Atlantic has bought coffee from Victoria Coffee we aim the product at the Coffee, Sugar, Cocoa Exchange in New York. However, from the time that the coffee is purchased we will do everything we can to sell the coffee to a private buyer at a premium price. If a European or Asian buyer accepts to purchase the coffee at a transhipment point for a premium, Cross Atlantic may accept to sell the coffee on a cash or letter of credit basis where after the title will transfer to the buyer.

Cross Atlantic aims to sell its products in the shortest amount of time at the highest price possible. We aim to work with coffee brokers in Europe and the United States to have them compete for the best sale.

Our Suppliers

Cross Atlantic initially will import coffee from East Africa beginning with Uganda and then expand into the following countries.
   -   Rwanda                      -   Kenya
   -   Ethiopia                    -   Cameroon
   -   Burundi                     -   DR Congo

Based on our in-house research and statistics provided by the Uganda Coffee Development Authority, we believe the strategic benefits to obtaining coffee from Uganda includes the following:

         -  Uganda has a low margin on sold products
         - Uganda wants to engage into cooperation with international companies regarding sales and branding
         - Uganda produces around 3,000,000 bags of coffee per year in a regular season resulting in approximately 11,000 containers.
         -  Uganda produces around 1,500 containers of good quality
Arabica coffee.

Although we have a long-term contract with one supplier, we are negotiating with other suppliers and we do not believe that the loss of any one supplier would have a material adverse effect on our operations due to the availability of alternate suppliers.

Victoria Coffees Commodities Contract

On August 2, 2005, Cross Atlantic entered into a commodities contract with Victoria Coffees Company (U) Limited. Paul Mugambwa-Sempa, the chairman of Victoria Coffee, is the chairman of the Uganda Coffee Development Authority, the official government institution for all coffee exporters in Uganda. Every coffee bean leaving must be approved by the Uganda Coffee Development Authority to get an export licence.

Pursuant to the contract, Cross Atlantic shall buy per purchase order and Victoria Coffees shall deliver a minimum of 324 containers of coffee with 37,500 lbs. of Arabica coffee beans (green in 60 kg bags) in each container during the first year of the agreement and during each subsequent year for ten years. Cross Atlantic may also buy tea, cocoa and other items.

The price for the quantity to be purchased and sold is fixed at the Coffee, Sugar, Cocoa Exchange coffee future price minus a discount of $.14 per pound free on board a vessel (Mombassa) for the first two years under this agreement. Cross Atlantic shall be surcharged for inland freight from Kampala to Mombassa in an amount to be agreed upon between Cross Atlantic and Victoria Coffees as specified in each purchase order. Payments shall be made by documentary letter of credit.

Cross Atlantic has the exclusive right to purchase all of the coffee that Victoria Coffees has available to sell for distribution in North America.

In accordance with the Uganda government?s policy on exports, Cross Atlantic and Victoria Coffees have agreed to explore in good faith the purchase of roasted coffee after year 2 as part of a North American Joint Venture Value Added Coffee Distribution Program on terms and conditions acceptable to both parties.

   Current Supply Negotiations.

We are currently in preliminary negotiations for a 10 year contract for an additional 300 containers per year of East African Arabica Coffee with Busingye & Co. Ltd. Busingye & Co. Ltd is one of the largest exporters in Uganda with connections all over the East African region.

   Funding Agreement. On September 23, 2005, Cross Atlantic entered into a strategic alliance with Martell Global Commodities LLC. Cross Atlantic Commodities and Martell Global have agreed to work together in the business of purchase and sale of certain commodities including but not limited to green coffee beans on a global basis.

Cross Atlantic has entered into an agreement with Victoria Coffee and Martell Global is in the business of financing commodities. Cross Atlantic has agreed to purchase green coffee from Victoria Coffee and Martell Global has agreed to furnish the letters of credit necessary to purchase the green coffee subject to Martell Global?s approval of product and price.

Cross Atlantic agrees to open a hedge account with Triland USA and agrees to make use of the futures market to try to secure funds furnished by Martell Global. Cross Atlantic agrees to sign hedge account control agreement and thereby allow Martell Global to control funds furnished by Martell Global.

The parties have agreed to an equal partnership with equal profit participation after Martell Global has been repaid of all funds committed. Cross Atlantic has agreed to pay a priority return to Martell Global for funds committed however the anticipated profit participation will be a 50/50 partnership.

Cross Atlantic and Martell Global will negotiate a stock option in good faith.

As part of the above agreement, Cross Atlantic and Martell Global entered into a control agreement where Cross Atlantic will allow
Martell Global to control funds placed into the Cross Atlantic hedge account to be held with Triland USA.

   Coffee Grading.  We use John P. Casey, a certified grader with
Coffee Brokers and Agents Anderson Co. to grade the Washed Uganda
Coffee.

Minimum standards for delivery under the coffee contract

   -   The coffee is sound in the cup
   -   The coffee is of good roasting quality
   -   50% is screen 15 or larger and no more than 5% is below screen
14
   -   The coffee contains no more than 15 full imperfections

   Pricing. Our price of the coffee is determined by the price of the coffee contract on the Coffee, Sugar, Cocoa Exchange. We buy at ?C? price ? 14 cent per lb. at a date determined by the supplier.

As soon as we get the fixed price from Uganda we can hedge/fix the price in New York to make sure that we get our margin of 14 cents. The hedge is done by a ?floor man? working for a company with a seat on the exchange Once the price is hedged, we get our price with no influence from the fluctuations on the market

   Coffee Brokering. ADM Investor Services, Inc., New York Board of Trade licensed company has orally agreed to act as a broker on our behalf with the NYBOT once we obtain sufficient financing to commence operations.

We also have an oral agreement with John P. Casey, a certified grader for Anderson Co. in Chappaqua, New York. Mr. Casey will receive 1% of the selling price on the coffee he sells.

   Importation, Sale and Distribution of Our Coffee. The following discussion summarizes the steps necessary under the commodities contract with Victoria Coffees to complete the importation, sale and distribution of our coffee.

   1. Cross Atlantic Inc. will receive green coffee of Washed Uganda Arabic type quality. The coffee is certified by the Uganda Coffee Developemtn Authority to certify the screen, cup and quality. The coffee is bought by approval of stock sample. The green coffee is delivered in 60 kg. bags with 284 bags (37,500) lbs in every container. A coffee ?C? contract is always 37,500 lbs.

  2. Cross Atlantic sets up an documentary letter of credit in a bank in the United States covering the cost of the amount of containers.

The US bank sets the letter of credit up with Victoria Coffees bank, Allied Bank in Kampala.

   3. Victoria Coffees will call Cross Atlantic any day within 14 days of a delivery to fix the price on the exchange. This is the date Victoria Coffees buys their coffee from the smaller
Ugandan coffee traders.   Victoria Coffees will inform Cross
Atlantic of the quality and amount of coffee to be delivered

   4. Victoria Coffees will receive the coffee from the country side through the small traders into their warehouse in Kampala, where they will sort the coffee, blend and put it in bags. The coffee will be put together and stored in their warehouse.


   5. Cross Atlantic will have a 2-5 lbs kilo stock sample sent via UPS Kampala to John P. Casey, a certified grader with Coffee
Brokers and Agents Anderson Co. in New York.

Our grader will make the decision as to whether the coffee will pass the grade requirements for the exchange.

   6. Upon our approval of the coffee, Victoria Coffees will call our container carrier in Uganda and arrange for pick-up.

Cross Atlantic will contract with Maersk Uganda Ltd. in Kampala
Uganda due to their good shipping rates and their supply of container volume assurance.

   7. Upon pick-up, Maersk will issue Victoria Coffees a forwarders cargo receipt.

A Maersk coffee expert will look at the result of our coffee grading from New York and verify that the coffee sample sent to us assembles the coffee in the container. Maersk is not liable - but it gives Cross Atlantic an extra assurance.

   8. Victoria Coffees will then have to get Maersk an export licence for the coffee from the UCDA.

The Uganda Coffee Development Authority requires:
   -   General export documents
   -   Commercial Invoice
   - The coffee needs to clear grading and cupping by a UCDA certified grader. This is additional assurance that the coffee we are purchasing is of a certain Washed Uganda Arabica type quality)

   9. Victoria Coffees will present the forwarders cargo receipt and the export licence to Allied Bank in Kampala and they will pay out the amount agreed upon through the letter of credit.
The coffee is now paid for and in Cross Atlantic possession.

   10.  Bruner International Custom Brokers will truck the coffee
750 miles to the port of Mombassa in Kenya.

The coffee will be assigned to a vessel upon arrival in Kenya and Cross Atlantic will receive an exact delivery date in New York.

Bruner International Custom Brokers in New York will print out a bill of lading and make prior notice of arrival to the US FDA and clear the coffee through US customs. The coffee is then set to go all the way to the bonded exchange warehouse.

   11. The coffee will be shipped from Mombassa to Sallah in Oman, where it will be off-loaded and put on a vessel taking it through the Suez canal and all the way to Algesiraz in Spain. Here it will be shipped to the final destination in Europe or to New York.

   12. Once in New York, the coffee enters a exchange certified bonded warehouse where it will be off-loaded. A certified exchange grader will grade the coffee and upon approval issue a notice of certification. The coffee can now be delivered against a ?C? future as a lot of coffee.

   13. The price of the coffee is determined by the date of our delivery month to the exchange. When the coffee future is up, Cross Atlantic will get paid 10 days after through our exchange broker.

The estimated cost of sales depends on the point of sale. Is the product sold Free on Board Truck in Uganda, Free on Board Vessel in Mombassa, Oman, Spain, or is coffee delivered to the customer directly at a port or plot of the customer?s choice. The normal rate of shipping from Uganda to the United States is between 7 to 10 cent per lbs, including insurance and all freight charges including inland transportation. If the coffee is shipped to Europe the vessel is less expensive and if the sale is made in Uganda or Mombassa the cost of transportation is carried by the buyer or partly by the buyer.

We will rely on the use of common carriers and we will be submitted to any price increase they may inflict on Cross Atlantic in the future. If the price of transportation goes up, our profits may go down.

However, the underlying assumption is that an increase in freight charges will be inflicted on all exporters and not only Cross Atlantic. The differential in the market will shift and the coffees from Uganda will be more expensive. If we are not able to collect a higher price for our coffees in case of a transportation cost increase, we will make a smaller profit.

     Regulatory issues and procedure. To export coffee from Uganda, Victoria Coffees needs to obtain an export license for every container. Uganda Coffee Development Authority grants the export license. The coffee needs to be followed by a commercial invoice to clear customs and a certificate of origin. Also all coffee bags needs to be stamped with exporter name (Victoria Coffees) and exporter number, for trace of origin.

Cross Atlantic normally takes title after an original bill of lading has been issued, and handed over to Cross Atlantic together with the export license and commercial invoice.

Brauner International then submits a prior notice of cargo arriving to the United States Food and Drug Administration, using the information from the bill of lading.

Five days prior to the coffees arrival into the United States Brauner International will declare the goods to the United States Customs. US customs will under normal circumstances clear the coffee before the arrival of the vessel into the US port.

If customs or the Food and Drug Administration want to do an inspection they will put a hold on the cargo and the coffee cannot be released before the inspection is completed.

Once the cargo has been released Cross Atlantic will be able to move the coffee from the port and into a bonded coffee warehouse or directly to a customer.

Cross Atlantic is in the process of entering the C-TPAT program. The program is a partnership program with the United States Customs and Border Patrol. The program is aimed at securing the cargo through supply chain control, and supplying the customs and border patrol with information on loading, handling and Cross Atlantic suppliers.

Cross Atlantic will make all possible efforts to assist all local governments in fighting global terrorism and drug trafficking by providing maximum disclosure and information of our cargo.

Revenue Generation

Cross Atlantic buys on a differential of 14 cent per lbs to the price listed at the Coffee, Sugar, and Cocoa Exchange. If Cross Atlantic delivers acceptable products, the profit will be 14 cent minus our cost, insurance and freight.

Furthermore we aim to sell to the private market giving us an estimated 5 to 10 cent extra (premium) per lbs in profit. Premiums are often paid for coffees consisting of qualities better than the coffee normally found at the exchange. We expect the coffees from Uganda to generate a premium.

Customers

During 2005 the Company made sales to two customers, Louis Dryfus and Balzac Bros & Co., Inc. accounting for 81% and 18% of total sales, respectively.

  Initially we will sell our coffee through the NYBOT/CSCE exchange, brokers, trade houses and coffee roasters. These customers will be located in the United States, Europe and Asia

Employees

We presently have no full-time employees and no part-time employee. We intend to enter into employment agreements with our officers after successful completion of this offering. Terms and conditions of these agreements have not yet been determined.

ITEM 2.  PROPERTIES

Pursuant to a lease beginning in May 2004, Cross Atlantic pays $350 a month for a virtual office from Regus Business Center at 245 Park
Avenue, 39th Floor, New York, New York 10167. Regus takes the mail and answers the telephone for Cross Atlantic.

Currently, Mr. Enemaerke, president of Cross Atlantic, conducts the corporate business out of his home located at 1282 Camellia Circle, Weston, Florida free of charge.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Cross Atlantic Commodities, Inc. security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.  Our common stock is not traded over the counter

Holders. As of March 15, 2006, the approximate number of shareholders of common stock of Cross Atlantic was 103.

Dividends. We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(376,972) and have limited working capital and stockholders equity of $25,768 at December 31, 2005. In addition, we have no significant revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $200,000 over the next twelve months to continue operations. In addition, we are seeking to expand our revenue base by adding new customers and increasing our advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Cross Atlantic depleting our available funds and not being able pay our obligations.

There are several known trends that are reasonably likely to have a material effect on our net sales or revenues alongside our income from continuing operations and profitability.

Coffee at December 2005 and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

Coffee is highly dependant on the right weather conditions. It is likely that we experience lower volumes throughout our 10-year contract due to unfavorable weather conditions.

The price of oil may lead to a higher freight cost for both inland trucking and shipping by vessel. It is likely that our cost of freight may go down or go up according to the world price of oil. We will try to forward a higher transportation cost to our buyers, however if we are not successful in doing so a higher or lower cost of transporting goods to the final destination will affect our profitability.

We expect our profits will be generated by selling our coffee at cost, insurance and freight plus 10 cents per pound.

Our profits could be negatively affected if any of the following occur:

   - If we are not able to find a private buyer or we need to sell our coffees on the Coffee, Sugar, Cocoa Exchange, we will make less profit or we might not be able to bring in a profit at all.
   - If Victoria Coffees are no longer capable or willing to supply us, weather financially able or psychically able.
   -   If the price of transportation goes up
   -   If there is an embargo on Uganda or Kenya
   -   If there is civil insurrection
   - If one of our competitors are able to buy up all the coffee from farmers
   - If production in other countries exceed the world market demand prices may go down without our ability to get cheaper products.
   -   If there is a war or force majure situation

Capital and Source of Liquidity.

For the year ended December 31, 2005, Cross Atlantic had cash of $64,189 obtained through shareholders loan received from Kim Beck-Nielsen and Michael Enemaerke, officers and directors of Cross Atlantic and minimal revenues. Additionally, we received proceeds of $122,100 from the issuance of common stock to non-affiliates in August and September 2005 for $2.50 per common share.

Comparatively, at December 31, 2004, Cross Atlantic had $95 cash available.

In October 2004, we issued 8,950,000 common shares to Michael Enemaerke for research and development valued at $8,950. Due to our lack of available cash and cash equivalents, on October 17, 2004, Cross Atlantic issued 9,450,000 common shares for services rendered valued at $.001 per common share to Kim Beck-Nielsen, an officer and director of

Cross Atlantic (8,950,000 common shares), Jesse Starkman, a director of Cross Atlantic (100,000 common shares) and Jens Nielsen, a non-affiliate (400,000 common shares). The services were related to commencement of our business plan.

Our internal and external sources of liquidity have included the issuance of common shares for goods and services and cash generated from proceeds raised from stock purchases and advances from related parties.

We will rely on revenues, additional issuances of common shares for services and advances from our officers and directors to fund our current operations until successful completion of this offering. In January 2005, Michael Enemaerke, an officer of Cross Atlantic, paid the outstanding invoice of $51,090 on behalf of Cross Atlantic.

On March 22, 2006, we terminated our public offering without selling
any securities.   It will take considerably longer to successfully
establish a market for our coffee, delay our ability to establish a market, or we may not be successful at all.

Results of Operations

Prior to the change of control in October 2004, Cross Atlantic was a blank check company with no operations. From October 2004 through December 31, 2005, new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

For the year ended December 31, 2005, we had revenues of $229,119 with a cost of goods sold of $209,890 resulting in gross income of $19,229. Comparatively, we did not receive any revenue for the year ended
December 31, 2004.

For the year ended December 31, 2005, we had general and administrative expenses of $377,639 that consisted of non cash stock compensation of $250,000 and other basic operating expenses spent to set up business operations and conduct our public offering. Comparatively, for the year ended December 31, 2004, Cross Atlantic incurred general and administrative expenses of $9,955. Most of these expenses were paid through the issuance of common shares. The increase in expenses over the prior year was due to the change in control and the implementation of our business plan after the change of control in October 2004.

Plan of Operation.   Cross Atlantic has experienced a loss from
operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.

For the period from inception to December 31, 2005, Cross Atlantic incurred a net loss of $(376,972). In addition, Cross Atlantic has no significant assets or revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of coffee, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. Our recent offering was not successful and we will have to seek alternative funding through additional advances, debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

Cross Atlantic expects to generate revenues by purchasing green coffee from our supplier Victoria Coffees in volumes described in the supply agreement signed August 9 of 2005. Cross Atlantic has agreed to purchase green coffee and Victoria Coffees has agreed to sell to Cross Atlantic green coffee at a discounted differential to the price of coffee daily listed on the Coffee, Sugar, and Cocoa Exchange in New York.

Once Victoria Coffees has procured a container of coffee and made it ready for export, Cross Atlantic and VC will agree on a set date or time to hedge/fix the price by Cross Atlantic acquiring a futures contract.

The price of coffee on the Coffee, Sugar, and Cocoa Exchange at the time of the hedge becomes the purchase/selling price between Cross Atlantic and VC.

The price is by agreement discounted at a fixed differential that can vary from product to product. For washed Uganda arabica green coffee the differential is by contract set to be 14 United States cents per LBS.

Once the coffee has been purchased and the price hedge is in place, Cross Atlantic can make use of the futures contract and make delivery to the Coffee, Sugar, and Cocoa Exchange. Cross Atlantic will upon a successful hedge policy have a gross profit of 14 cent per lbs. We estimate the cost of delivery from Uganda to an Exchange warehouse to be 10 cent with a net profit of 4 cent per lbs.

It is the specific strategy of Cross Atlantic to sell all of our purchased coffee to a private industry buyer. We expect to be able to sell our coffee at a differential to the New York coffee contract price of minus 3 cent to plus 3 cent at the port of Mombassa, Kenya. This will give us a gross profit of 11 to 17 cent per lbs, but with a delivery cost of only 3 cent, giving us a net profit of 8 to 14 cent per pound of coffee.

We will initially only make deliveries to the Coffee, Sugar, Cocoa
Exchange.

During September 2005, Cross Atlantic entered into a strategic alliance with Martell Global Commodities LLC. Cross Atlantic and Martell have agreed to work together in the business of purchase and sale of certain commodities including but not limited to green coffee beans on a global basis.

Martell is in the business of financing commodities. Martell has agreed to furnish the letters of credit necessary to purchase the green coffee subject to Martell?s approval of product and price.

Cross Atlantic has also agreed to open a hedge account with Triland USA and agrees to make use of the futures market to try to secure funds furnished by Martell and has signed a hedge account control agreement and thereby allow Martell to control funds furnished by Martell.

The parties have agreed to an equal partnership with equal profit participation after Martell has been repaid of all funds committed. Cross Atlantic has agreed to pay a priority return to Martell Global for funds committed however the anticipated profit participation will be equal.

Recent Pronouncements. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

Cross Atlantic undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.


ITEM 7. FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA

The response to this item is being submitted as a separate section of this report beginning on page 23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2005, there were no changes in and disagreements with accountants on accounting and financial disclosure.


ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures.   Michael Enemaerke, the chief executive
officer and Kim Beck-Nielsen, the chief financial officer of Cross Atlantic have made an evaluation of the disclosure controls and procedures relating to the financial statements of Cross Atlantic for the year ended December 31, 2005 and have judged such controls and procedures to be effective as of December 31, 2005 (the evaluation date).

There have not been any significant changes in the internal controls of Cross Atlantic or other factors that could significantly affect internal controls relating to Cross Atlantic since the evaluation date.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Michael Enemaerke                     31         CEO/Director      10-19-2004
                                                  President        To present

Kim Beck Nielsen                      38         CFO/Director       10-19-2004
                                                  Controller       To present

Jesse Starkman                        76      Secretary/Director   10-19-2004
                                                                   To present

Business Experience of Officers and Directors

      Michael Enemaerke. Mr. Enemaerke has been chief executive officer, president and director of Cross Atlantic since October 19, 2004. In 1996, Mr. Enemaerke co-founded DRL Courier Company in
Copenhagen, Denmark with Mr. Kim Beck Nielsen.   DRL worked with
specialized contracted deliveries. DRL's customers consisted of large companies and government agencies. DRL specialized in internal mail deliverance and VIP tours in general. Customers included, among others, the top five Danish law firms, British Airways and Citibank. DRL was sold to Box Delivery in Sweden, a company owned by the Norwegian Postal Service in 2002. Since the sale of DRL, Mr. Enemaerke has been self-employed working with Mr. Beck Nielsen in developing the business of Cross Atlantic.

From 1997 to 2000, Mr. Enemaerke was part-owner of Instore Merchandising in Copenhagen. Instore Merchandising started up with a three year contract of mounting advertising materials in supermarkets for supporting sale of fish funded by the EU. Customers included Sony, TeleDenmark and Foods from Britain. After more and more campaign merchandising in all kinds of stores, Instore Merchandising started doing product merchandising (filling up shelves with different products). Instore grew to approximately 140 employees and was sold to Frode Laursen Limited, a Danish company.

      Kim Beck-Nielsen. Mr. Beck-Neilsen has been chief financial officer, controller and director of Cross Atlantic since October 19, 2004. In 1993, Mr. Beck-Neilsen graduated from Hilleroed Handelsskole with a degree in marketing.

In 1996, Mr. Beck-Neilsen co-founded DRL Courier Company in Copenhagen, Denmark with Mr. Michael Enemaerke. DRL worked with specialized contracted deliveries. DRL's customers consisted of large companies and government agencies. DRL specialized in internal mail deliverance and VIP tours in general. Customers included, among others, the top five Danish law firms, British Airways and Citibank. DRL was sold to

Box Delivery in Sweden, a company owned by the Norwegian Postal Service in 2002. Since the sale of DRL, Mr. Beck-Neilsen has been self-employed developing the business of Cross Atlantic.

From 1997 to 2000, Mr. Beck-Neilsen was part-owner of Instore Merchandising in Copenhagen. Instore Merchandising started up with a three year contract of mounting advertising materials in supermarkets for supporting sale of fish funded by the EU. Customers included Sony, TeleDenmark and Foods from Britain. After more and more campaign merchandising in all kinds of stores, Instore Merchandising started doing product merchandising (filling up shelves with different products). Instore grew to approximately 140 employees and was sold to Frode Laursen Limited, a Danish company.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

      Jesse Starkman. Mr. Starkman has been secretary and a director since October 19, 2004. From January 2000 to present, Mr. Starkman has been the president and technical director of Royal Star Industries, Inc., a company that formulates and/or improves personal care products. Mr. Starkman earned a bachelor of science degree in biology/chemistry in 1949 from City College of New York and a masters of science in Chemical Engineering in 1956 from Newark College of Engineering (Rutgers University). Mr. Starkman has attended advanced courses and seminars in marketing, market research, consumer psychology, business administration, microbiology, polymer chemistry, international commerce and packaging.

ITEM 10.   EXECUTIVE COMPENSATION

To date, Cross Atlantic has not entered into employment agreements nor are any contemplated.

                   Annual Compensation                    Awards               Payouts
                ---------------------------        ----------------------      ----------
                                                    Other        Restricted  Securities
                                                    Annual          Stock    Underlying         LTIP       All Other
Name and Position   Year  Salary($)  Bonus($) Compensation($)  Awards(#)  Options/SARs(#)  Payouts($) Compensation($)
Michael Enemearke
CEO            2005
               2004        -            -         -                   -              -              -           -
               2003      N/A          N/A       N/A                 N/A            N/A            N/A         N/A

Kim Beck-Neilsen
CFO            2005
               2004        -            -   $8,950(2)                   -              -              -           -
               2003      N/A          N/A       N/A                 N/A            N/A            N/A         N/A

Board of Directors Compensation. Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, Cross Atlantic has not paid any directors' fees or expenses.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of March 15, 2006, the number and percentage of outstanding shares of Cross Atlantic common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners      Common Stock
                               Beneficially Owned        Percentage(1)
Michael Enemaerke                     8,950,000          43.87%
1282 Camellia Circle
Weston, Florida 33326

Kim Beck-Nielsen                      8,950,000          43.87%
Nellerupgaards Alle 3
Gilleleje, Denmark 3250

Jesse Starkman                          100,000            .49%
16141 Blatt Blvd., Unit 205
Weston, Florida

Directors and Officers, as a group   18,000,000          88.24%

(1) Based upon 20,549,200 issued and outstanding as of March 15, 2006.

Michael Enemaerke, Kim Beck-Nielsen, Jesse Starkman, James DePelisi and Dennis Jordan would be deemed to be promoters of Cross Atlantic.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During December 2004, Michael Enemaerke, an officer and director of Cross Atlantic advanced $100 in cash to open a bank account and during January 2005, this officer paid the invoice for the inventory aggregating $51,090. This amount has been recorded as a loan with no interest and has no specific repayment terms. Management believes that this loan was made on terms as favorable to those that could be obtained from a non-affiliate. During the year ended December 31, 2005, additional advances of $72,844 were made for working capital purposes. The advances are due on demand and will begin accruing interest at 5% per annum on July 1, 2005.

In October 2004, we issued 8,950,000 common shares to Michael Enemaerke for research and development valued at $8,950. Due to our lack of available cash and cash equivalents, on October 17, 2004, Cross Atlantic issued 9,450,000 common shares for services rendered valued at $.001 per common share to Kim Beck-Nielsen, an officer and director of Cross Atlantic (8,950,000 common shares), Jesse Starkman, a director of Cross Atlantic (100,000 common shares) and Jens Nielsen, a non-affiliate (400,000 common shares). The services were related to commencement of our business plan.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

                      Cross Atlantic Commodities, Inc.

                     INDEX TO FINANCIAL STATEMENTS

                                                              Page

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM               23

FINANCIAL STATEMENTS:
  Balance Sheet                                                24

  Statements of Operations                                     25

  Statement of Stockholders' Equity                            26

  Statements of Cash Flows                                     28

  Notes to Financial Statements                                30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Cross Atlantic Commodities, Inc.
(formerly Business Advantage No., 17, Inc.)

We have audited the accompanying balance sheet of Cross Atlantic Commodities, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders? (deficit) and cash flows for the years ended December 31, 2004 and 2005, and the period from inception (March 12, 1998) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cross Atlantic Commodities, Inc. (A Development Stage Company) as of December 31, 2004, and results of its operations and its cash flows for the years ended December 31, 2004 and 2005, and the period from inception (March 12, 1998) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company?s ability to continue as a going concern. Management?s plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
March 24, 2006

                   Cross Atlantic Commodities, Inc.
               (formerly Business Advantage No. 17, Inc.)
                    (A Development Stage Company)
                            Balance Sheet
                          December 31, 2005

ASSETS

Current Assets:
  Cash                                                     $   64,189
  Cash, restricted                                             50,150
  Inventory                                                    35,463
                                                           ----------
    Total current assets                                   $  149,802
                                                           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loans payable - stockholders                             $  124,034
                                                           ----------
    Total current liabilities                                 124,034
                                                           ----------

Stockholders' Equity:
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 20,549,200 shares issued and outstanding        20,549
  Additional paid in capital                                  382,191
  (Deficit) accumulated during development stage            (376,972)
                                                           ----------
                                                               25,768
                                                           ----------
                                                           $  149,802
                                                           ==========





See accompanying notes to financial statements.

                   Cross Atlantic Commodities, Inc.
               (formerly Business Advantage No. 17, Inc.)
                    (A Development Stage Company)
                       Statements of Operations
   For the Years Ended December 31, 2005 and 2004, and for the Period
          From March 12, 1998 (Inception) to December 31, 2005

                                               From March
                                                12, 1998
                                              (Inception)     For the Year Ended
                                              to December         December 31,
                                                31, 2005       2005         2004
                                              ----------   ----------   ----------
Revenue                                       $  229,119   $  229,119   $        -
Cost of goods sold                               209,890      209,890            -
                                              ----------   ----------   ----------
Gross income                                      19,229       19,229            -
                                              ----------   ----------   ----------

Expenses:
General and administrative expenses              377,639      361,944        9,955
Purchased research and development                 8,950            -        8,950
                                              ----------   ----------   ----------
                                                 386,589      361,944       18,905
                                              ----------   ----------   ----------

Net (loss) before other income and expenses     (367,360)    (342,715)     (18,905)
                                              ----------   ----------   ----------

Other income and expenses
Interest income                                      388          388            -
Interest expense                                 (10,000)     (10,000)           -
                                              ----------   ----------   ----------
                                                  (9,612)      (9,612)           -
                                              ----------   ----------   ----------
Net (loss)                                    $ (376,972)  $ (352,327)  $  (18,905)
                                              ==========   ==========   ==========

(Loss) per common share - Basic and fully diluted          $    (0.00)  $     0.00
                                                           ==========   ==========

Weighted average number of shares outstanding ?
  Basic and fully diluted                                  20,462,541    6,637,808
                                                           ==========   ==========





See accompanying notes to financial statements.

                   Cross Atlantic Commodities, Inc.
               (formerly Business Advantage No. 17, Inc.)
                    (A Development Stage Company)
                 Statement of Stockholders' Equity
   For the Period from March 12, 1998 (Inception) to December 31, 2005

                                                                 (Deficit)
                                                                Accumulated      Total
                                                    Additional  During the       Stock-
                               Common Stock          Paid In    Development     holders?
                            Shares       Amount      Capital       Stage      Deficiency
                          ----------   ----------   ----------   ----------   ----------
March 19, 1998 ?
 Issuance of common
 stock for services at
 $.001 per share           2,000,000   $    2,000   $      740   $        -   $    2,740
Contributed services               -            -          500            -          500
Net (loss)                         -            -            -       (3,240)      (3,240)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 1998       2,000,000        2,000        1,240       (3,240)           -

Contributed services               -            -          500            -          500
Net (loss)                         -            -            -         (500)        (500)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 1999       2,000,000        2,000        1,740       (3,740)           -

Contributed services               -            -          500            -          500
Net (loss)                         -            -            -         (500)        (500)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 2000       2,000,000        2,000        2,240       (4,240)           -

Contributed services               -            -          500            -          500
Net (loss)                         -            -            -         (500)        (500)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 2001       2,000,000        2,000        2,740       (4,740)           -

Contributed services               -            -          500            -          500
Net (loss)                         -            -            -         (500)        (500)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 2002       2,000,000        2,000        3,240       (5,240)           -

Contributed services               -            -          500            -          500
Net (loss)                         -            -            -         (500)        (500)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 2003       2,000,000        2,000        3,740       (5,740)           -




Shares issued for purchased
 research and development
 at 0.001 per share        8,950,000        8,950            -            -        8,950
Shares issued for services
 at $0.001 per share       9,450,000        9,450            -            -        9,450
Contributed services               -            -          500            -          500
Net (loss)                         -            -            -      (18,905)     (18,905)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 2004      20,400,000       20,400        4,240      (24,645)          (5)

                   Cross Atlantic Commodities, Inc.
               (formerly Business Advantage No.17, Inc.)
                    (A Development Stage Company)
                 Statement of Stockholders' Equity
   For the Period from March 12, 1998 (Inception) to December 31, 2005
(Continued)

                                                                  Deficit
                                                                Accumulated     Total
                                                    Additional     During       Stock-
                               Common Stock          Paid In    Development     holders?
                            Shares       Amount      Capital       Stage      Deficiency
                          ----------   ----------   ----------   ----------   ----------
Contributed services               -            -        6,000            -        6,000
Issuance of common stock for
 cash at $2.50 per share      49,200           49      122,051            -      122,100
Issuance of common stock for
 services at $2.50 per
 share                       100,000          100      249,900            -      250,000
Net (loss)                         -            -            -     (352,327)    (352,327)
                          ----------   ----------   ----------   ----------   ----------
Balance Dec 31, 2005      20,549,200   $   20,549   $  382,191   $ (376,972)  $   25,768
                          ==========   ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                   Cross Atlantic Commodities, Inc.
               (formerly Business Advantage No. 17, Inc.)
                    (A Development Stage Company)
                       Statements of Cash Flows
   For the Years Ended December 31, 2005 and 2004, and for the Period
          From March 12, 1998 (Inception) to December 31, 2005

                                               From March
                                                12, 1998
                                              (Inception)     For the Year Ended
                                              to December         December 31,
                                                31, 2005       2005         2004
                                              ----------   ----------   ----------
Cash flows from operating activities:
  Net (loss)                                  $ (376,972)  $ (352,327)  $  (18,905)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Inventory                                    (35,463)      15,627      (51,090)
    Stock issued for services and contributed
     services                                    280,640      256,000       18,900
                                              ----------   ----------   ----------
Net cash (used by) operating activities         (131,795)     (80,700)     (51,095)
                                              ----------   ----------   ----------

Cash flows from investing activities:
  Restricted cash                                (50,150)     (50,150)           -
                                              ----------   ----------   ----------
Net cash (used in) investing activities          (50,150)     (50,150)           -
                                              ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock         122,100      122,100            -
  Increase in shareholder loan, net              124,034       72,844       51,190
                                              ----------   ----------   ----------
Net cash provided by financing activities        246,134      194,944       51,190
                                              ----------   ----------   ----------

Net increase in cash                              64,189       64,094           95
Cash at beginning of period                            -           95            -
                                              ----------   ----------   ----------
Cash at end of period                         $   64,189   $   64,189   $       95
                                              ==========   ==========   ==========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                  $        -   $        -   $        -
                                              ==========   ==========   ==========
    Income taxes                              $        -   $        -   $        -
                                              ==========   ==========   ==========

See accompanying notes to financial statements.

                   Cross Atlantic Commodities, Inc.
               (formerly Business Advantage No.17, Inc.)
                    (A Development Stage Company)
                    Notes to Financial Statements
                       December 31, 2005

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 12, 1998 in the State of Nevada as Business Advantage No. 17, Inc., and is in the development stage. On October 22, 2004, the Company changed its name to Cross Atlantic Commodities, Inc. The Company intends to market coffee and related products. The Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2004. Prior to the change of control in October 2004, Cross Atlantic was a blank check company with no operations. Since October 2004 new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchases and sales made during 2005 were a test leading up to the point of the Company's first contract with Victoria Coffees in October 2005.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company?s historical return experience. Revenue is presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.
Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at December 31, 2005, consisted of purchased coffee beans.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Derivatives and Hedging

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded as a component of Cost of Sales unless the normal purchase or sale exception applies or hedge accounting is elected.

The Company enters into derivative instruments including future contracts and purchased options to fix prices for inventory requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $7,625 of gains on completed contracts related to its hedging activities and has recorded an aggregate of $0 of unrealized gains or losses for the year ended December 31, 2005, as comprehensive income. At December 31, 2005, the Commodities trading account-futures and options contracts amounted to $51,150 of restricted cash.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, ?Disclosures about Segments of an
Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.


Note 2.  STOCKHOLDERS? EQUITY

At inception, the Company issued 1,000,000 shares of its common stock for costs and services related to its organization aggregating $2,740, which approximates the fair market value of the costs and services provided. Accordingly, the Company has recorded a charge to operations of $2,740 during the period ended December 31, 1998.

During the years ended December 31, 2004 and 2005, and the period from inception (March 12, 1998) to December 31, 2005, certain affiliates contributed $500, $6,000 and $9,500 in services to the capital of the Company. The services were valued at their fair market value.

During October 2004, the Company issued 9,450,000 shares of common stock to individuals for services provided. These shares were valued at their fair market value of $9,450 and the value was charged to operations during the year ended December 31, 2004.

During October 2004 the Company entered into an agreement with an individual to acquire certain intangible property in exchange for the issuance of 8,950,000 shares of common stock. The shares were valued at their fair market value of $8,950 and the value was charged to operations as purchased research and development as the utilization of the intangibles by the Company was undeterminable at December 31, 2004.

During August 2005 the Company issued 49,200 shares of common stock for cash aggregating $122,100 or $2.48 per share.

During August 2005 the Company issued 100,000 shares of common stock for services. The shares were valued at their fair value of $2.50 and an aggregate of $250,000 was charged to operations.

The Company has filed a Form SB-2 registration statement with the Securities and Exchange Commission whereby it will attempt to register shares of common shares to be sold by certain selling shareholders and 2,000,000 shares of common stock to be offered to third parties. The Company will receive no cash proceeds from the sale of shares by the selling shareholders but is paying the costs related to the proposed offering. These costs will be charged to the operations of the Company should the Company not be successful in selling any of the shares offered to third parties and against the proceeds of the amount received should the sale to third parties be successful.


Note 3.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, ?Accounting for Income Taxes?, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

  Income tax provision at the federal statutory rate       34 percent
  Effect of operating losses                              (34)percent
                                                           ----------
                                                            0 percent
                                                           ==========

As of December 51, 2005, the Company has a net operating loss carryforward of approximately $62,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2025. The deferred tax asset of approximately $21,000 relating to the operating loss carryforward has been fully reserved at December 31, 2005, and the change in the valuation reserve was $21,000 during the year ended December 31, 2005. The principal difference between the operating loss for income tax purposes and reporting purposes results from the contribution of services by affiliates and the issuance of common shares for services and purchased research and development.


Note 4.  BASIS OF REPORTING

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2005, the Company incurred a net loss of $376,972 and has only generated limited revenue.

The Company?s ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company?s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 5.  SHAREHOLDER LOAN

During December 2004 an officer advanced the Company $100 in cash to open its bank account and during November 2004 this officer paid the invoice for the inventory aggregating $51,090. The advances are due on demand and are non-interest bearing.

During 2005 an officer advanced an additional $72,844 for working capital net of repayments.

These advances are due on demand and do not bear interest. To date any interest accrual would not have a material effect on the financial statements.

Note 6.  COMMITMENTS

Victoria Coffees Commodities Contract

During August 2005, the Company entered into a commodities contract with Victoria Coffees Company (U) Limited (?Victoria?) through December 31, 2015.

Pursuant to the contract, the Company shall purchase an aggregate of 110 containers of coffee through March 13, 2006 and an additional 214 containers through December 31, 2006. For each subsequent year of the agreement the Company has committed to purchase a minimum of 324 containers of coffee. As of the date of these financial statements the Company is in violation of this commitment and Victoria has not notified the Company of any actions to be taken with regard to this default.

The price for the quantity to be purchased and sold is fixed at the Coffee, Sugar, Cocoa Exchange coffee future price minus a discount of $.14 per pound free on board a vessel (Mombassa) for the first two years under this agreement. Cross Atlantic shall be surcharged for inland freight from Kampala to Mombassa in an amount to be agreed upon between Cross Atlantic and Victoria Coffees as specified in each purchase order. Payments shall be made by documentary letter of credit.

Cross Atlantic has the exclusive right to purchase all of the coffee that Victoria Coffees has available to sell for distribution in North America.

In accordance with the Uganda government?s policy on exports, Cross Atlantic and Victoria Coffees have agreed to explore in good faith the purchase of roasted coffee after year 2 as part of a North American Joint Venture Value Added Coffee Distribution Program on terms and conditions acceptable to both parties.

Funding Agreement.

During September 2005, the Company entered into a strategic alliance with Martell Global Commodities LLC (?Martell?) The Company and Martell have agreed to work together in the business of purchase and sale of certain commodities including but not limited to green coffee beans on a global basis.

Martell is in the business of financing commodities. Martell has agreed to furnish the letters of credit necessary to purchase the green coffee subject to Martell?s approval of product and price.

The Company has also agreed to open a hedge account with Triland USA and agrees to make use of the futures market to try to secure funds furnished by Martell and has signed a hedge account control agreement and thereby allow Martell to control funds furnished by Martell.

The parties have agreed to an equal partnership with equal profit participation after Martell has been repaid of all funds committed. The Company has agreed to pay a priority return to Martell Global for funds committed however the anticipated profit participation will be equal.

The Company and Martell will negotiate a stock option in good faith.

Concentrations

During 2005 the Company made sales to 2 customers accounting for 81% and 18% of total sales

Note 7. SUBSEQUENT EVENTS

During March 2006 the Company terminated its offering pursuant to the SB 2 registration statement described in Note 2

(b)    List of Exhibits

3.i      Articles of Incorporation (1)
3.ii     By-Laws (1)
4.i      Form of Specimen of common stock (1)
10.1     Asset Purchase Agreement dated October 2004(1)
10.2     Commodities Contract with Victoria Coffees dated
         August 2, 2005(2)
10.3     Lockup Agreements(2)
10.4     Martell Strategic Alliance Agreement dated September 23,
2005(2)
10.5     Triland Control Agreement dated September 23, 2005(2)
10.6     Triland Customer Agreement(2)

 (1) Incorporated by reference to Form SB-2, file number 333-1311294 filed on September 9, 2005
(2) Incorporated by reference to amendment 2 to Form SB-2, file number 333-1311294 filed on January 17, 2006

The following exhibits are filed with this report:

  Exhibit 31 ? 302 certification
  Exhibit 32 - 906 certification


 (B)    REPORTS ON FORM 8-K
None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   The aggregate fees billed for the fiscal year ended
December 31, 2004 and 2005for professional services rendered by Stark Winter Schenkein & Co., LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form SB-2 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $5,000 and $10,500.

Audit related fees. The aggregate fees billed for the fiscal year ended December 31, 2004 and 2005 for assurance and related services by Stark Winter Schenkein & Co., LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $0.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein & Co., LLP for the 2005 and 2004 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We did not incur any other fees from Stark Winter
Schenkein & Co., LLP for the 2005 and 2004 fiscal years.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 29, 2006

Cross Atlantic Commodities, Inc.

/s/ Michael Enemaerke
------------------------------
By: Michael Enemaerke, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Cross Atlantic Commodities, Inc.

Date:  March 29, 2006     /s/ Michael Enemaerke
                            ---------------------
                            By: Michael Enemaerke
                               President, Chief Executive Officer

       March 29, 2006        /s/Kim Beck-Nielsen
                           ----------------------
                           By: Kim Beck-Nielsen
                               Chief Financial Officer and
                                Controller

       March 29, 2006        /s/Jesse Starkman
                           ----------------------
                           By: Jesse Starkman
                               Director
