Form 10QSB
period 2006-03-31
Cross Atlantic Commodities, Inc.
filed 2006-05-19
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2006

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-1311294


Cross Atlantic Commodities, Inc.
--------------------------------------------
(Exact name of registrant as specified in its charter)


   Nevada                                          76-0768756
--------------------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

245 Park Avenue, 39th Floor, New York, NY 10167
--------------------------------------------
(Address of principal executive offices, Zip Code)

212-672-1869
----------------------  --------------------
(Registrant's telephone number, including area code)


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No  [ x ]

The number of outstanding shares of the registrant's common stock, March 31, 2006: Common Stock - 20,549,200

 PART I -- FINANCIAL INFORMATION

Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, March 31, 2006(unaudited)
Statements of Operations for the Three months ended March 31, 2006 and
  2005 (unaudited)
Statements of Cash Flows for the Three months ended March 31, 2006 and
  2005 (unaudited)
Notes to financial statements

                   Cross Atlantic Commodities, Inc.
               (Formerly Business Advantage No.17, Inc.)
                    (A Development Stage Company)
                            Balance Sheet
                           March 31, 2006
                            (Unaudited)

                               ASSETS

Current Assets:
  Cash                                                     $   55,806
  Cash - restricted                                            50,000
  Accounts receivable, net                                     33,500
                                                           ----------
    Total current assets                                   $  139,306
                                                           ==========


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                    $    2,876
  Stockholders' loans                                         138,558
                                                           ----------
    Total current liabilities                                 141,434
                                                           ----------

Stockholders' (deficit):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 20,549,200 shares issued and outstanding        20,549
  Additional paid in capital                                  397,191
  (Deficit) accumulated during development stage             (419,868)
                                                           ----------
                                                               (2,128)
                                                           ----------
                                                           $  139,306
                                                           ==========





See the accompanying notes to the financial statements.

                   Cross Atlantic Commodities, Inc.
              (Formerly Business Advantage No.17, Inc.)
                    (A Development Stage Company)
                       Statements of Operations
     For the Three Months Ended March 31, 2006 and 2005, and for the Period From March 12, 1998 (Inception) to March 31, 2006
                            (Unaudited)

                                           From March
                                            12, 1998
                                           (Inception)    For the Three Months
                                          to March 31,      Ended March 31,
                                              2006         2006         2005
                                           ----------   ----------   ----------
Revenue                                    $  263,619   $   34,500   $   39,445
Cost of goods sold                            248,353       38,463       19,979
                                           ----------   ----------   ----------
Gross income (loss)                            15,266       (3,963)      19,466
                                           ----------   ----------   ----------

Expenses:
General and administrative expenses           416,572       38,932        5,665
Purchased research and development              8,950            -            -
                                           ----------   ----------   ----------
                                              425,522       38,932        5,665
                                           ----------   ----------   ----------

Other income and expense:
Interest income                                   388            -            -
Interest expense                              (10,000)           -            -
                                           ----------   ----------   ----------
                                               (9,612)           -            -
                                           ----------   ----------   ----------

  Net income (loss) before income taxes      (419,868)     (42,895)      13,801
                                           ----------   ----------   ----------
Provision for income taxes                          -            -            -
                                           ----------   ----------   ----------

  Net income (loss)                        $ (419,868)  $  (42,895)  $   13,801
                                           ==========   ==========   ==========

Loss per common share - Basic and fully
 diluted                                                $    (0.00)  $     0.00
                                                        ==========   ==========
Weighted average number of shares
 outstanding - Basic and fully diluted                  20,549,200   20,400,000
                                                        ==========   ==========


See the accompanying notes to the financial statements.

                   Cross Atlantic Commodities, Inc.
              (Formerly Business Advantage No.17, Inc.)
                    (A Development Stage Company)
                       Statements of Cash Flows
     For the Six Months Ended March 31, 2006 and 2005, and for the Period From March 12, 1998 (Inception) to March 31, 2006
                            (Unaudited)

                                           From March
                                            12, 1998
                                           (Inception)
                                          to March 31,
                                              2006         2006         2005
                                           ----------   ----------   ----------
Cash flows from operating activities:
Net cash (used by) operating activities    $ (154,852)  $  (23,058)  $  (37,289)
                                           ----------   ----------   ----------

Cash flows from investing  activities:
Restricted cash                               (50,000)         150            -
                                           ----------   ----------   ----------
Net cash provided by (used in)
 investing activities                         (50,000)         150            -
                                           ----------   ----------   ----------

Cash flows from financing activities:
Proceeds from issuance of common stock        122,100            -            -
Increase in shareholder loan, net             138,558       14,525       49,483
                                           ----------   ----------   ----------
Net cash provided by financing activities     260,658       14,525       49,483
                                           ----------   ----------   ----------

Increase (decrease) in cash                    55,806       (8,383)      12,194
Cash at beginning of period                         -       64,189           95
                                           ----------   ----------   ----------
Cash at end of period                      $   55,806   $   55,806   $   12,289
                                           ==========   ==========   ==========

Supplemental cash flow information:
Cash paid during the period for:
Interest                                   $        -   $        -   $        -
                                           ==========   ==========   ==========
Income taxes                               $        -   $        -   $        -
                                           ==========   ==========   ==========





See the accompanying notes to the financial statements.

                   CROSS ATLANTIC COMMODITIES, INC.
              (Formerly Business Advantage No. 17, Inc.)
                    (A Development Stage Company)
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            MARCH 31, 2006


(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the for the years ended December 31, 2004 and 2005, and the period from inception (March 12, 1998) to December 31, 2005.


(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.


(3)  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.


(4)  Loans Payable ? Related Parties

During period ended March 31, 2006, an officer advanced the Company an aggregate of $14,525 for working capital purposes. As of March 31, 2006, an aggregate of $138,558 was due to this officer. The advances are due on demand and accrue interest at 5% per annum.

(5)   Stockholders? (Deficit)

During the period ended March 31, 2006, an officer contributed services with a fair market value of $15,000 to the capital of the Company which has been charged to operations during the period.

(6)  Commitments, Concentrations and Contingencies

During the period ended March 31, 2006, the Company derived 100% of its revenue from a single customer.

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the ?safe harbor? exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company?s financial position and results of operations.

The Company has entered into agreements to purchase approximately
300,000 pounds of coffee for approximately $300,000. Approximately 113,000 pounds costing $110,500 was delivered in April 2006 and the balance has not yet been delivered.


(7)  Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $419,868. In addition, the Company has no significant revenue gernerating operations.

The Company?s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company?s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(419,868) and have limited working capital and stockholders equity of $(2,128) at March 31, 2006. In addition, we have no significant revenue generating operations.

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

Coffee at March 31 and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract.
It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

Capital and Source of Liquidity.

For the three months ended March 31, 2006, Cross Atlantic had an increase in cash of $14,525 obtained through shareholders loan received from Kim Beck-Nielsen and Michael Enemaerke, officers and directors of Cross Atlantic and minimal revenues. As a result, Cross Atlantic had net cash provided by financing activities of $14,525 for the three months ended March 31, 2006.

Comparatively, for the three months ended March 31, 2006, Cross
Atlantic had an increase in cash of $49,483 obtained through shareholder loans resulting in net cash provided by financing activities of $49,483.

Our internal and external sources of liquidity have included the issuance of common shares for goods and services and cash generated from proceeds raised from stock purchases and advances from related parties. During the period ended March 31, 2006, Michael Enemearke, an officer and director, contributed services with a fair market value of $15,000 to the capital of Cross Atlantic.

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

Results of Operations

Prior to the change of control in October 2004, Cross Atlantic was a blank check company with no operations. From October 2004 through March 31, 2006, new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

For the three months ended March 31, 2006, we had revenues of $34,500 with a cost of goods sold of $38,463 resulting in gross loss of $(3,963). Comparatively, we received revenue of $39,445 for the three months ended March 31, 2005 with a cost of goods sold of $19,979 resulting in gross income of $19,466. The increase in cost of goods sold was due to fluctuations in the cost of the coffee and additional storage costs.

For the three months ended March 31, 2006, we had general and administrative expenses of $38,932 basic operating expenses spent to set up business operations and conduct our public offering. Comparatively, for the three months ended March 31, 2005, Cross Atlantic incurred general and administrative expenses of $5,665. The increase in expenses over the prior year was due to the public offering and implementation of our business plan after the change of control in October 2004.

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

Cross Atlantic expects to generate further revenues by purchasing green coffee from our supplier Victoria Coffees in volumes described in the supply agreement signed August 9 of 2005. Cross Atlantic has agreed to purchase green coffee and Victoria Coffees has agreed to sell to Cross Atlantic green coffee at a discounted differential to the price of coffee daily listed on the Coffee, Sugar, and Cocoa Exchange in New York.

During the period ended March 31, 2006, Cross Atlantic derived 100% of its revenue from a single customer. Cross Atlantic has entered into agreements to purchase approximately 300,000 pounds of coffee for
approximately $300,000.   Approximately 113,000 pounds with a cost of
$110,500 was delivered in April 2006 and the balance has not yet been delivered.

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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934

(the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 18, 2006

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director