Form 10QSB
period 2006-06-30
Cross Atlantic Commodities, Inc.
filed 2006-08-14
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

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

1282 Camellia Circle, Weston, Florida 33326
--------------------------------------------
(Address of principal executive offices, Zip Code)

754-245-6453
------------------------------------------
(Registrant's telephone number, including area code)


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

The number of outstanding shares of the registrant's common stock, June 30, 2006: Common Stock - 22,549,200

 PART I -- FINANCIAL INFORMATION

Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, June 30, 2006(unaudited)
Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (unaudited)
Statements of Cash Flows for the three months and six months ended June 30, 2006 and 2005 (unaudited)
Notes to financial statements

                    Cross Atlantic Commodities, Inc.
               (Formerly Business Advantage No.17, Inc.)
                      (A Development Stage Company)
                        Condensed Balance Sheet
                             June 30, 2006
                              (Unaudited)

ASSETS

Current Assets:
  Cash                                                     $   71,296
  Cash - restricted                                            49,800
                                                           ----------
    Total current assets                                   $  121,096
                                                           ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                    $    3,725
  Loans payable - stockholders                                146,958
                                                           ----------
    Total current liabilities                                 150,683
                                                           ----------

Stockholders' (Deficit):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 22,549,200 shares issued and outstanding        20,549
  Additional paid in capital                                  412,191
  (Deficit) accumulated during development stage             (462,327)
                                                           ----------
                                                             (29,587)
                                                           ----------
                                                           $  121,096
                                                           ==========





See accompanying summary of notes to unaudited condensed financial statements.

                    Cross Atlantic Commodities, Inc.
               (Formerly Business Advantage No.17, Inc.)
                      (A Development Stage Company)
                   Condensed Statements of Operations
   For the Three Months and Six Months Ended June 30, 2006 and 2005, and for the Period From March 12, 1998 (Inception) to June 30, 2006
                             (Unaudited)

                         From March
                          12, 1998
                        (Inception)     For the Three Months      For the Six Months
                        to June 30,        Ended June 30,            Ended June 30,
                            2006         2006         2005         2006         2005
                         ----------   ----------   ----------   ----------   ----------
Revenue                  $  571,604   $  307,985   $   39,445   $  342,485   $   39,445
Cost of goods sold          561,050      312,697       45,524      351,160       38,932
                         ----------   ----------   ----------   ----------   ----------
Gross profit (loss)          10,554       (4,712)      (6,079)      (8,675)         513
                         ----------   ----------   ----------   ----------   ----------

Expenses:
General and
 administrative expenses    454,319       37,748        5,665       76,680       33,819
Purchased research and
 development                  8,950            -            -            -            -
                         ----------   ----------   ----------   ----------   ----------
                            463,269       37,748        5,665       76,680       33,819
                         ----------   ----------   ----------   ----------   ----------
Operating (loss)           (452,715)     (42,460)     (11,744)     (85,355)     (33,306)

Other Expenses:
Interest expense (net)        9,612            -            -            -            -
                         ----------   ----------   ----------   ----------   ----------
Net (loss) before
 income taxes              (462,327)     (42,460)     (11,744)     (85,355)     (33,306)

Provision for income taxes        -            -            -            -            -
                         ----------   ----------   ----------   ----------   ----------
Net (loss)               $ (462,327)  $  (42,460)  $  (11,744)  $  (85,355)  $  (33,306)
                         ==========   ==========   ==========   ==========   ==========

(Loss) per common share
 Basic and fully diluted              $   ($0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                                      ==========   ==========   ==========   ==========
Weighted average number of shares outstanding
 Basic and fully diluted              20,549,200   20,400,000   20,549,200   20,400,000
                                      ==========   ==========   ==========   ==========



See accompanying summary of notes to unaudited condensed financial statements.

                    Cross Atlantic Commodities, Inc.
               (Formerly Business Advantage No.17, Inc.)
                      (A Development Stage Company)
                   Condensed Statements of Cash Flows
     For the Six Months Ended June 30, 2006 and 2005, and for the
       Period From March 12, 1998 (Inception) to June 30, 2006

                                          From March
                                            12, 1998
                                           (Inception)
                                           to June 30,
                                              2006         2006         2005
                                           ----------   ----------   ----------
Cash flows from operating activities:
Net cash (used by) operating activities    $ (147,962)  $  (16,166)  $   (4,761)
                                           ----------   ----------   ----------

Cash flows from investing  activities:
Restricted cash                               (49,800)         350            -
                                           ----------   ----------   ----------
Net cash provided by (used by)
 investing activities                         (49,800)         350            -
                                           ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock      122,100            -            -
  Increase in shareholder loan                146,958       22,923      146,483
                                           ----------   ----------   ----------
Net cash provided by financing activities     269,058       22,923      146,483
                                           ----------   ----------   ----------

Net increase in cash                           71,296        7,107      141,722
Cash beginning of period                            -       64,189           95
                                           ----------   ----------   ----------
Cash end of period                         $   71,296   $   71,296   $  141,817
                                           ==========   ==========   ==========

Supplemental cash flow information:
Cash paid during the period for:
Interest                                   $        -   $        -   $        -
                                           ==========   ==========   ==========
Income taxes                               $        -   $        -   $        -
                                           ==========   ==========   ==========





See accompanying summary of notes to unaudited condensed financial statements.

                   CROSS ATLANTIC COMMODITIES, INC.
              (Formerly Business Advantage No. 17, Inc.)
                     (A Development Stage Company)
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             JUNE 30, 2006


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the years ended December 31, 2004 and 2005, and the period from inception (March 12, 1998) to December 31, 2005.


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


(3)  Loans Payable ? Related Parties

During period ended June 30, 2006, an officer advanced the Company an aggregate of $22,923 for working capital purposes. As of June 30, 2006, an aggregate of $146,958 was due to this officer. The advances are due on demand and accrue interest at 5 percent per annum.


(4)  Stockholders? (Deficit)

During the period ended June 30, 2006, an officer contributed services with a fair market value of $30,000 to the capital of the Company which has been charged to operations during the period.

(5)  Commitments, Concentrations and Contingencies

During the period ended June 30, 2006, the Company derived 100 percent of its revenue from two customers.

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

The Company has entered into agreements to purchase approximately
300,000 pounds of coffee for approximately $300,000. Approximately 310,860 pounds costing $304,697 was delivered in April 2006 and May 2006 and no balance is left.


(6)  Basis of Reporting
The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $462,327. In addition, the Company has no significant revenue generating operations.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(462,327) and have limited working capital and a stockholders? deficit of $(29,587) at June 30, 2006. In addition, we have no significant revenue generating operations.

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

Coffee at June 30, 2006 and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

Capital and Source of Liquidity.

For the six months ended June 30, 2006, Cross Atlantic had an increase inrestricted cash of $350 resulting in net cash provided by investing activities of $350.

For the six months ended June 30, 2005, Cross Atlantic did not pursue any investing activities.

For the six months ended June 30, 2006, Cross Atlantic had an increase in cash of $22,923 obtained through shareholders loans. As a result, Cross Atlantic had net cash provided by financing activities of $22,923 for the six months ended June 30, 2006.

Comparatively, for the six months ended June 30, 2005, Cross Atlantic had an increase in cash of $146,483 obtained through shareholder loans resulting in net cash provided by financing activities of $146,483.

Our internal and external sources of liquidity have included the issuance of common shares for goods and services and cash generated from proceeds raised from stock purchases and advances from related parties. During the period ended June 30, 2006, Michael Enemearke, an officer and director, contributed services with a fair market value of $30,000 to the capital of Cross Atlantic.

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

Results of Operations

Prior to the change of control in October 2004, Cross Atlantic was a blank check company with no operations. From October 2004 through June 30, 2006, new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

For the three months ended June 30, 2006, we had revenues of $307,985 with a cost of goods sold of $312,697 resulting in gross loss of $(4,712). Comparatively, we received revenue of $39,445 for the three months ended June 30, 2005 with a cost of goods sold of $45,524 resulting in gross loss of $(6,079).

For the three months ended June 30, 2006, we had general and administrative expenses of $37,748 which consisted of basic operating expenses spent to set up business operations and conduct our public offering. Comparatively, for the three months ended June 30, 2005, Cross Atlantic incurred general and administrative expenses of $5,665. The increase in expenses over the prior year was due to the public offering and implementation of our business plan after the change of control in October 2004.

For the six months ended June 30, 2006, we had revenues of $342,485 with a cost of goods sold of $351,160 resulting in gross loss of $(8,675). Comparatively, we received revenue of $39,445 for the six months ended June 30, 2005 with a cost of goods sold of $38,932 resulting in gross income of $513.

For the six months ended June 30, 2006, we had general and administrative expenses of $76,680 which consisted of basic operating expenses spent to set up business operations and conduct our public offering. Comparatively, for the six months ended June 30, 2005, Cross Atlantic incurred general and administrative expenses of $33,819. The increase in expenses over the prior year was due to the public offering and implementation of our business plan after the change of control in October 2004.

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

During the period ended June 30, 2006, Cross Atlantic derived 100% of its revenue from two customers. Cross Atlantic has entered into agreements to purchase approximately 300,000 pounds of coffee for approximately $300,000. Approximately 310,860 pounds costing $304,697 was delivered in April 2006 and May 2006 and no balance is left.

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

Dated:  August 14, 2006

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director