Form 10QSB
period 2006-09-30
Cross Atlantic Commodities, Inc.
filed 2006-11-21
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

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

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 20,549,200

 PART I -- FINANCIAL INFORMATION

Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, September 30, 2006(unaudited)
Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 (unaudited)
Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)
Notes to financial statements

                    Cross Atlantic Commodities, Inc.
                (Formerly Business Advantage No.17, Inc.)
                     (A Development Stage Company)
                        Condensed Balance Sheet
                           September 30, 2006
                               (Unaudited)

                                 ASSETS

Current Assets:
  Cash                                                     $   68,285
  Cash - restricted                                            49,800
                                                           ----------
    Total current assets                                   $  118,085
                                                           ==========


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                    $    3,725
  Loans payable - stockholders                                162,158
                                                           ----------
    Total current liabilities                                 165,883
                                                           ----------

Stockholders' (deficit):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 20,549,200 shares issued and outstanding        20,549
  Additional paid in capital                                  427,191
  (Deficit) accumulated during development stage             (495,538)
                                                           ----------
                                                              (47,798)
                                                           ----------
                                                           $  118,085
                                                           ==========





See accompanying notes to unaudited condensed financial statements.

                    Cross Atlantic Commodities, Inc.
                (Formerly Business Advantage No.17, Inc.)
                     (A Development Stage Company)
                   Condensed Statements of Operations
  For the Nine Months Ended September 30, 2006 and 2005, and for the
     Period From March 12, 1998 (Inception) to September 30, 2006
                               (Unaudited)

                          From March
                           12, 1998           For the                   For The
                         Inception to    Three Months Ended        Nine Months Ended
                           Sept 30,        September 30,             September 30,
                             2006        2006         2005         2006         2005
                          ----------   ----------   ----------   ----------   ----------
Revenue                 $  571,604   $        -   $    2,500   $  342,485  $   41,945
Cost of goods sold         561,050            -        2,500      351,160      41,432
                        ----------   ----------   ----------   ----------  ----------
Gross income (loss)         10,554            -            -       (8,675)        513
                        ----------   ----------   ----------   ----------  ----------

Expenses:
General and
 administrative expenses   487,530       33,211      288,225      109,891     322,044
Purchased research
 and development             8,950            -            -            -           -
                        ----------   ----------   ----------   ----------  ----------
                           496,480       33,211      288,225      109,891     322,044
                        ----------   ----------   ----------   ----------  ----------

Net (loss) before other
 income and expenses      (485,926)     (33,211)    (288,225)    (118,566)  (321,531)
                        ----------   ----------   ----------   ----------  ----------

Other income and expenses
  Interest expense          (9,612)           -            -            -           -
                        ----------   ----------   ----------   ----------  ----------
                            (9,612)           -            -            -           -
                        ----------   ----------   ----------   ----------  ----------
Net (loss)              $ (495,538)  $  (33,211)  $ (288,225)  $ (118,566) $ (321,531)
                        ==========   ==========   ==========   ==========  ==========

(Loss) per common share ?
  Basic and diluted                  $    (0.00)  $    (0.01)  $    (0.01) $    (0.02)
                                     ==========   ==========   ==========  ==========
Weighted average number of shares
  outstanding - Basic and
  fully diluted                      20,549,200   20,549,200   20,549,200  20,433,396
                                     ==========   ==========   ==========  ==========


See accompanying notes to unaudited condensed financial statements.

                    Cross Atlantic Commodities, Inc.
                (Formerly Business Advantage No.17, Inc.)
                     (A Development Stage Company)
                   Condensed Statements of Cash Flows
  For the Nine Months Ended September 30, 2006 and 2005, and for the
     Period From March 12, 1998 (Inception) to September 30, 2006

                                              From March
                                               12, 1998
                                             Inception to
                                               Sept 30,
                                                 2006         2006         2005
                                              ----------   ----------   ----------

Cash flows from operating activities:
Net cash (used by) operating activities       $ (166,173)  $  (84,527)  $  (38,986)
                                              ----------   ----------   ----------

Cash flows from investing activities:
Restricted cash                                  (49,800)         350            -
                                              ----------   ----------   ----------
Net cash provided by (used in)
 investing activities                            (49,800)         350            -
                                              ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock         122,100            -      122,100
  Increase in shareholder loan                   162,158       38,123      109,445
                                              ----------   ----------   ----------
Net cash provided by financing activities        284,258       38,123      231,545
                                              ----------   ----------   ----------

Net increase (decrease) in cash                   68,285      (46,054)     192,559
Cash - beginning                                       -      114,339           95
                                              ----------   ----------   ----------
Cash - ending                                 $   68,285   $   68,285   $  192,654
                                              ==========   ==========   ==========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                  $        -   $        -   $        -
                                              ==========   ==========   ==========
    Income taxes                              $        -   $        -   $        -
                                              ==========   ==========   ==========





See accompanying notes to unaudited condensed financial statements.

                    CROSS ATLANTIC COMMODITIES, INC.
               (Formerly Business Advantage No. 17, Inc.)
                     (A Development Stage Company)
           NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the years ended December 31, 2005 and 2004, and the period from inception (March 12, 1998) to December 31, 2005.


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


(3)  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.


(4)  Loans Payable ? Related Parties

During the nine months ended September 30, 2006 advances aggregating $38,123 were made by the officers of the Company for working capital purposes. The advances are due on demand and accrue interest at 5 per annum.

(5)  Stockholders? (Deficit)

During the nine months ended September 30, 2006, the officers of the Company contributed services with a fair market value of $45,000 to the capital of the Company which has been charged to operations during the period.


(6)  Commitments, Concentrations and Contingencies

During the period ended September 30, 2006, the Company derived 100 percent of its revenue from a single customer.

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


(7)  Basis of Reporting

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $495,538. In addition, the Company has no significant revenue generating operations.

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

(8)  Subsequent Events

During October 2006, the Company authorized the issuance of 250,000 shares of common stock for services rendered.

During November 2006, the Company filed a Form S-8 Registration registering 3,500,000 shares of common stock to be issued pursuant to a stock option plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(495,538) and have negative working capital and a stockholders? deficit of $(47,798) at September 30, 2006. In addition, we have no significant revenue generating operations.

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

Coffee at September 30, 2006 and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

Capital and Source of Liquidity.

For the nine months ended September 30, 2006, Cross Atlantic had a decrease in restricted cash of $350 resulting in net cash provided by investing activities of $350.

For the nine months ended September 30, 2005, Cross Atlantic did not pursue any investing activities.

For the nine months ended September 30, 2006, Cross Atlantic had an increase in cash of $38,123 obtained through shareholders loans. As a result, Cross Atlantic had net cash provided by financing activities of $38,123 for the nine months ended September 30, 2006.

Comparatively, for the nine months ended September 30, 2005, Cross Atlantic had an increase in cash of $109,445 obtained through shareholder loans and received proceeds from the issuance of common stock of $122,100 resulting in net cash provided by financing activities of $231,545.

Our internal and external sources of liquidity have included the issuance of common shares for goods and services and cash generated from proceeds raised from stock purchases and advances from related parties. During the period ended September 30, 2006, Michael Enemearke, an officer and director, contributed services with a fair market value of $45,000 to the capital of Cross Atlantic.

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

Results of Operations

Prior to the change of control in October 2004, Cross Atlantic was a blank check company with no operations. From October 2004 through September 30, 2006, new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

For the three months ended September 30, 2006, we did not receive any revenues. Comparatively, we received revenue of $2,500 for the three months ended September 30, 2005 with a cost of goods sold of $2,500 resulting in gross income of $0.

For the three months ended September 30, 2006, we had general and administrative expenses of $33,211 which consisted of basic operating expenses spent to set up business operations and conduct our public offering. Comparatively, for the three months ended September 30, 2005, Cross Atlantic incurred general and administrative expenses of $288,225. The substantial decrease in expenses over the prior year was due to the issuance of common shares to Victoria Coffees in 2005.

For the nine months ended September 30, 2006, we had revenues of $342,485 with a cost of goods sold of $351,160 resulting in gross loss of $(8,675). Comparatively, we received revenue of $41,945 for the nine months ended September 30, 2005 with a cost of goods sold of $41,432 resulting in gross income of $513.

For the nine months ended September 30, 2006, we had general and administrative expenses of $109,891 which consisted of basic operating expenses spent to set up business operations and conduct our public offering. Comparatively, for the nine months ended September 30, 2005, Cross Atlantic incurred general and administrative expenses of $322,044. The substantial decrease in expenses over the prior year was due to the issuance of common shares to Victoria Coffees in 2005.

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

During the nine months ended September 30, 2006, Cross Atlantic derived 100% of its revenue from one customer. Cross Atlantic has entered into agreements to purchase approximately 300,000 pounds of coffee for approximately $300,000. Approximately 310,860 pounds costing $304,697 was delivered in April 2006 and May 2006 and no balance is left.

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

Dated:  November 18, 2006

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director