Form 10KSB
period 2006-12-31
Cross Atlantic Commodities, Inc.
filed 2007-04-18
CIK 1311294

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                [x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2006
                                       OR
         [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                       Commission File Number 333-1311294


                        Cross Atlantic Commodities, Inc.
                      (Exact name of Small Business Issuer
                                 in its charter)

              Nevada                                           76-0768756
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification number)

              2800 Glades Circle, Suite 124, Weston, FL   33327
              (Address of principal executive offices)  (Zip Code)

        Registrant's Telephone number, including area code: 754-245-6453


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    _____          No  __x__

The Corporation's revenues for the year ended December 31, 2006 were $342,485.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2006 and March 15, 2006 was 22,582,340 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
Yes    _____          No  __x__

                                     PART I

ITEM 1.    BUSINESS

General

We have not had any material operations since inception. We were incorporated in Nevada on March 12, 1998 under the name Business Advantage 17, Inc. Our corporate charter was revoked on December 1, 2001 and reinstated on October 22, 2004. On October 22, 2004, the name of the corporation was changed to Cross Atlantic Commodities, Inc.

On October 14, 2004, we entered into an asset purchase agreement with Michael Enemaerke to acquire certain intangible property in exchange for the issuance of 8,950,000 common shares. The common shares were valued at $8,950 and the value was charged to operations as purchased research and development as our utilization of the intangibles was undeterminable at December 31, 2004.

Prior to the change of control in October 2004, we were a blank check company with no operations. From October 2004 through September 30, 2005, new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

Operations

Cross Atlantic imports and delivers coffee and coffee related products to customers located in the United States, Europe and Asia. Cross Atlantic had minimal revenues of $ 342,485 for the year ended December 31, 2006.

Coffee is a commodity traded on the Commodities and Futures Exchange subject to price fluctuations. Based on information provided by the Commodities and Futures Exchange, over the past five years, the average price per pound of coffee beans ranged from approximately $.41 to $1.45. The price for coffee beans on the commodities market as of December 29, 2006 was $1.26 per pound.

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

The coffee purchased between October 2004 and December 31, 2005 was imported to test the ability of our suppliers such as Victoria Coffee, Maersk Sealand and Brauner International and learn more about the process of importing using this system. Also Cross Atlantic wanted to prove to potential financial partners that the system was real and could be managed by officers in Cross Atlantic. Cross Atlantic bought coffee without the means of pre-selling the coffee to the Coffee, Sugar and Cocoa Exchange against a future delivery. Cross Atlantic was not at the time able to secure the coffee price and the profit obtained by selling the coffee was due to a favorable market condition.

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

Coffee bought in accordance with out new Victoria Contract starting October 2005 will be imported with the expectation of a profit, since a Triland USA hedge account is in place. We expect that the first 1 to 3 shipments will be affected by larger procuring costs, such as bringing a grader to the loading site for additional quality assurance. Also additional banking fees will be expected in 2007 allowing us to pay for our product through a more costly but secure banking system.

Cross Atlantic has in November of 2006 announced the commencement of operations for a new wholesale foods division. Cross Atlantic will be producing its own brand name coffee and obtaining exclusive distribution contracts with manufactures outside the United States. Cross Atlantic will be presenting products to all major retailers throughout the United States, through our extensive broker network, which, along with existing relationships, has enabled us to go direct to most major chains. We estimate serving at least the top 50 retailers, along with established distribution houses.

This division will also enable Cross Atlantic to achieve substantial revenue growth and profit if the strategy of selling retail coffee and other products manufactured outside the United States directly or indirectly to major US retailers proves to be successful.

Cross Atlantic will be looking for products that on an exclusive basis can be sold in the US market and products that are unique to the specific food category. Cross Atlantic looks for products that are main stream such as for example coffee and ice cream, yet has a twist or a uniqueness about them such as for example a unique design, flavor or flair.

Cross Atlantic has started its WFD to import niche products from around the Globe, mainly Europe, where we have our European office sourcing products. We target food related items that are not currently being distributed in the United States, but will integrate easily into the American marketplace. The key is the product more than the customer, who are looking for items that are unique products, and that will bring added value to their stores. The key is sourcing products, and finding the right fit, and the right manufacturer who will work with us to develop the market. Finding these manufacturers is key to our success."

Cross Atlantic has in December of 2006 launched a retail coffee product under the company's own brand name "BlackWhiteCoffee". We are just beginning to market our product throughout the United States, presenting to all major retailers and distribution houses.

Cross Atlantic will be manufacturing product in both Europe and the United States. The first production of ready made retail coffee has been produced for Cross Atlantic by Peter Larsens Coffee in Denmark. The production is aimed at presenting the products to retailers and brokers in order to obtain small orders and get production in place for larger orders in the future. Cross Atlantic is currently looking to outsource sales of the BlackWhiteCoffee in Denmark and the UK to a locally established company in order to sell the products produced by Cross Atlantic without dealing directly with the consumer or retailer in the two countries. Cross Atlantic is currently looking into the possibility of roasting the BlackWhiteCoffee aimed at the US market with a roaster in the United States. It is the goal to produce all retail coffee to be sold in the United States locally within the country. Until a relationship with a roasting facility in the United States has been found Cross Atlantic expects to produce the coffee in Demark at Peter Larsens Coffee. Distribution of the retail coffee is set to begin with the first quarter of 2007 through our current networks, with additional sales to be driven from a web based marketing effort. We will launch this effort with a "direct from source, direct to consumer" marketing approach. Cross Atlantic has also secured the domain name for www.blackwhitecoffee.com

BlackWhiteCoffee is a series of high quality consumer products manufactured by Cross Atlantic Commodities, Inc. in joint venture with the coffee growing communities ensuring sustainable business and trading terms for the individual farmer and a superior quality for the consumer.

BlackWhiteCoffee is made with the finest green coffee beans available, made from AA Arabica that originates from the Region of Mt. Elgon, in East Africa. BlackWhiteCoffee is a truly sophisticated blend, ensuring the consumer one of the finest coffees available. Buying green coffee at origin enables us to eliminate the middleman, which gives us a competitive edge when evaluating on a cost basis. Our low cost basis benefits sales on two fronts. Cross Atlantic is now able to provide exceptional quality products with increased profit margins, since we are direct to source, and distributors and retailers are enticed by our cheaper prices. Our marketing strategy is to give the retailer a healthy margin, meanwhile selling a premium coffee at well below our competitor's prices.

Cross Atlantic aims to buy the coffee to be used for the BlackWhiteCoffee direct once the production is running a full 40.000 lbs minimum per roast. Cross Atlantic aims to buy coffee to be used for smaller quantities through relationships with brokers such as Berhard Rothfos GmbH in Hamburg, Germany. Coffee bought for smaller quantities may only be available at higher prices due to smaller quantities which may influence our profit margin negatively.

Cross Atlantic has for its Wholesale Food Division (WFD) signed an exclusive distribution agreement with German Ice Cream producer Durigon Gelato GmbH in Bremen, Germany. Durigon is a producer of unique ice cream products sold at a competitive price throughout Europe. Durigon is a family owned business with more than 30 years of experience and revenues exceeding 20 million dollars. Cross Atlantic is currently presenting the products mostly fit for the US market to three of the largest US retailers.

Marketing Strategy

The Ugandan coffees are well known to the European market. It is the objective for Cross Atlantic to sell its products at the highest level the market will bare, and currently we are in touch with European traders who have expressed interest in purchasing our products for the European market.

Once Cross Atlantic has bought coffee from Victoria Coffee we aim the product at the Coffee, Sugar, Cocoa Exchange in New York. However, from the time that the coffee is purchased we will do everything we can to sell the coffee to a private buyer at a premium price. If a European or Asian buyer accepts to purchase the coffee at a transshipment point for a premium, Cross Atlantic may accept to sell the coffee on a cash or letter of credit basis where after the title will transfer to the buyer.

Cross Atlantic aims to sell its products in the shortest amount of time at the highest price possible. We aim to work with coffee brokers in Europe and the United States to have them compete for the best sale.

Cross Atlantic aims to market is retail coffee BlackWhiteCoffee on price, quality and social story. The coffee is a gourmet AA Arabica quality that normally retails in the high-end price range. Cross Atlantic wants to retail the coffee in the mid to lower end price range giving the retailers and consumers a good value and a good price point. Cross Atlantic would also like to brand the coffees social story by explaining to consumers the direct link between the coffee and the farmers via labeling and packaging. By buying direct Cross Atlantic supports the farming communities in Uganda securing the farmers a fair price and a place to sell their products.

Cross Atlantic aims to market the Durigon Ice Cream directly to major retailers. The products are to be sold on their unique design and competitive price. The ice cream first presented is a line of "cuppas" that are not currently being sold in the United States. As an example we will market a "spaghetti ice cream" that is fun for children. The ice cream looks like a small cup of spaghetti. The spaghetti is made of vanilla ice cream, the "tomato sauce" is made from strawberry and the "cheese" is made from white chocolate.

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

Victoria Coffees Commodities Contract

On August 2, 2005, Cross Atlantic entered into a commodities contract with Victoria Coffees Company (U) Limited. Paul Mugambwa-Sempa, the chairman of Victoria Coffee, is the chairman of the Uganda Coffee Development Authority, the official government institution for all coffee exporters in Uganda. Every coffee bean leaving must be approved by the Uganda Coffee Development Authority to get an export license.

Pursuant to the contract, Cross Atlantic shall buy per purchase order and Victoria Coffees shall deliver a minimum of 324 containers of coffee with 37,500 lbs. of Arabica coffee beans (green in 60 kg bags) in each container during the first year of the agreement and during each subsequent year for ten years. Cross Atlantic may also buy tea, cocoa and other items. Cross Atlantic has in 2006 in agreement with Victoria Coffee opted to buy less coffee.

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

In accordance with the Uganda government's policy on exports, Cross Atlantic and Victoria Coffees have agreed to explore in good faith the purchase of roasted coffee after year 2 as part of a North American Joint Venture Value Added Coffee Distribution Program on terms and conditions acceptable to both parties.

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

Cross Atlantic has entered into an agreement with Victoria Coffee and Martell Global is in the business of financing commodities. Cross Atlantic has agreed to purchase green coffee from Victoria Coffee and Martell Global has agreed to furnish the letters of credit necessary to purchase the green coffee subject to Martell Global's approval of product and price.

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

Pricing.

Our price of the coffee is determined by the price of the coffee contract on the Coffee, Sugar, Cocoa Exchange. We buy at "C" price - 14 cent per lb. at a date determined by the supplier.

As soon as we get the fixed price from Uganda we can hedge/fix the price in New York to make sure that we get our margin of 14 cents. The hedge is done by a "floor man" working for a company with a seat on the exchange. Once the price is hedged, we get our price with no influence from the fluctuations on the market

Coffee Brokering.

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

     1. Cross Atlantic Inc. will receive green coffee of Washed Uganda Arabic type quality. The coffee is certified by the Uganda Coffee Development Authority to certify the screen, cup and quality. The coffee is bought by approval of stock sample. The green coffee is delivered in 60 kg. bags with 284 bags (37,500) lbs in every container. A coffee "C" contract is always 37,500 lbs.

     2. Cross Atlantic sets up a documentary letter of credit in a bank in the United States covering the cost of the amount of containers.

The US bank sets the letter of credit up with Victoria Coffees bank, Allied Bank in Kampala.

     3. Victoria Coffees will call Cross Atlantic any day within 14 days of a delivery to fix the price on the exchange. This is the date Victoria Coffees buys their coffee from the smaller Ugandan coffee traders. Victoria Coffees will inform Cross Atlantic of the quality and amount of coffee to be delivered.

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

     8. Victoria Coffees will then have to get Maersk an export license for the coffee from the UCDA.

The Uganda Coffee Development Authority requires:
     -    General export documents
     -    Commercial Invoice
     - The coffee needs to clear grading and cupping by a UCDA certified grader. This is additional assurance that the coffee we are purchasing is of a certain Washed Uganda Arabica type quality)

     9. Victoria Coffees will present the forwarders cargo receipt and the export license to Allied Bank in Kampala and they will pay out the amount agreed upon through the letter of credit. The coffee is now paid for and in Cross Atlantic possession.

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

     12. Once in New York, the coffee enters a exchange certified bonded warehouse where it will be off-loaded. A certified exchange grader will grade the coffee and upon approval issue a notice of certification. The coffee can now be delivered against a "C" future as a lot of coffee. The price of the coffee is determined by the date of our delivery month to the exchange. When the coffee future is up, Cross Atlantic will get paid 10 days after through our exchange broker.

The estimated cost of sales depends on the point of sale. Is the product sold Free on Board Truck in Uganda, Free on Board Vessel in Mombassa, Oman, Spain, or is coffee delivered to the customer directly at a port or plot of the customer's choice. The normal rate of shipping from Uganda to the United States is between 7 to 10 cent per lbs, including insurance and all freight charges including inland transportation. If the coffee is shipped to Europe the vessel is less expensive and if the sale is made in Uganda or Mombassa the cost of transportation is carried by the buyer or partly by the buyer.

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

Durigon Gelato Contract.

On December 8, 2006, Cross Atlantic finalized and entered into an exclusive distribution agreement contract with Durigon Gelato GmbH, Germany. Mr. Werner Durigon, the C.E.O. of Durigon, and Mr. Michael Enemaerke signed the agreement.

Pursuant to the contract, Cross Atlantic shall buy per purchase order and Durigon Gelato shall deliver a minimum of 10 containers of Ice Cream with approximately 3200 cases of ice cream in each container during the first year of the agreement and during each subsequent year for 5 years. Cross Atlantic may under this contract opt to buy substantially larger quantities.

The price for the quantity to be purchased and sold is fixed for one year and will be negotiated in good faith every year in October for the following year. Payments shall be made by documentary letter of credit.

Cross Atlantic has the exclusive right to purchase all of the ice cream that Durigon has available to sell for distribution in America.

Regulatory issues and procedure.

To export ice cream from Germany, Cross Atlantic needs to obtain a veterinarian certificate from the department of agriculture. Cross Atlantic will also need an FDA registration and a customs bond. Durigon Gelato GmbH will need to maintain its international food standard certification and issue Cross Atlantic with a certificate stating that the milk used in the ice cream does not come from cows with foot and mouth decease. Cross Atlantic will have to pay a 20% duty to the United States on all products imported from Durigon.

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

Customers

To date, all of our revenues have been generated by two single customers, Balzac Bros & Co., Inc and Louis Dreyfus Coffee Division Inc. Initially we will sell our coffee through the NYBOT/CSCE exchange, brokers, trade houses and coffee roasters. These customers will be located in the United States, Europe and Asia

The ice cream will be marketed to major retailers such as the 5 largest volume retailers in the United States. Once customers in this category have been established we will aim our products at the secondary markets such as regional Supermarkets, convenience stores and distributors.

Employees

We presently have 2 full-time employees and one full time consultant employee. We intend to enter into a management contract with our two full time employees in the near future. Terms and conditions of these agreements have not yet been determined.


ITEM 2.  PROPERTIES

We have terminated the office lease beginning in May 2004, where Cross Atlantic pays $350 a month for a virtual office from Regus Business Center at 245 Park Avenue, 39th Floor, New York, New York 10167. Regus no longer takes the mail and answers the telephone for Cross Atlantic.

In addition , Mr. Enemaerke, president of Cross Atlantic, no longer conducts the corporate business out of his home located at 1282 Camellia Circle, Weston, Florida free of charge. We have signed a lease in February 2007 for an office located at Weston Commercial Center, 2800 Glades Circle, Suite 124, Weston, Florida 33327 for $795 per month And we are conducting all of our business from this office.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Cross Atlantic Commodities, Inc. security holders, through the solicitation of proxies.


                                     PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTCBB under the symbol "CXAC". There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years, and the subsequent interim period. These quotations as reported by the OTC BB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

                                  Closing Bid
YEAR 2006                  High Bid        Low Bid
4th Quarter Ended
  December 31                $0.75          $0.32

YEAR 2007                  High Bid        Low Bid
Period ended
  January 30, 2007           $0.55          $0.34

Holders

As of December 31, 2006 in accordance with our transfer agent records, we had 103 shareholders of record, holding 22,582,340 common shares.

Dividends

Historically, we have not paid dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. Should we ever produce sufficient earnings as a result of gains in securities of Concept Affiliates we develop, our Board of Directors, after taking into account our earnings, capital requirements, financial condition and other factors, has the discretion to distribute such securities to our shareholders as property dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We incurred net losses of $4,934,055 for the twelve months ended December 31, 2006, and have an accumulated deficit of $5,311,028 at December 31, 2006. As of December 31, 2006, we had total assets of $772,774 and total liabilities of $3,811,120 creating a working capital deficiency of $3,038,346. The Company currently has approximately $750,000 in cash as of December 31, 2006.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $200,000 over the next twelve months to continue operations. In addition, we are seeking to expand our revenue base by adding new customers and increasing our advertising.Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Cross Atlantic depleting our available funds and not being able pay our obligations.

There are several known trends that are reasonably likely to have a material effect on our net sales or revenues alongside our income from continuing operations and profitability.

We are currently presenting our ice cream products to major retailers. The ice cream category is dependent on limited real estate in the stores, and in order to fit our products into the freezers the retailers will most likely have to discontinue another product from one of our competitors. If we are not able to show retailers that our products will outsell the products sold by our competitors, we may not be able to obtain space in the stores which will have a negative effect on our revenues and profit.

The major retailers in the ice cream category may require us to carry inventory in order for us to meet lead times of two to three weeks. The general shipping time from Germany is expected to be between 30 and 45 days from the products leave the factory in Germany until it arrives at the retailer /customer in the United States. This means that we may have to buy and import ice cream without a purchase order or a sale to our customers. If we are not able to sell this ice cream before the 1 year self life expires we may loose the entire value of the shipment. This may effect our revenues and profitability negatively.

We plan to bring in the ice cream in a freezer container. Our ability to ensure and secure the value of the shipment will be very important to our profitability. Ice cream is a product that needs to be kept at the right temperature in order to maintain its value. If the temperature in the container goes up during transportation the products could melt and loose some or all of its value. If we are not able to insure the products this could have a negative effect on our revenues and profitability.

The purchase orders we may receive could be larger than what we are able to finance. If we are not able to finance these orders we may have to cancel out the order or try to cut the orders down in size. If we are not able to cut the orders in size we may loose the customer and this could have a negative effect on our revenues and profit.

Our profits could be negatively affected if any of the following occur:

     - If we are not able to find a buyer or retailer that will retail our products.
     - If Durigon are no longer capable or willing to supply us, weather financially able or psychically able.
     -    If the price of transportation goes up
     -    If there is an embargo on Germany
     -    If the fluctuation between the Dollar and the Euro is more than 5%
     -    If Durigon sells all of their ice cream to the European market.
     - If production to other countries exceed the production capacity of the factory.
     -    If there is a war or force majure situation

Our BlackWhiteCoffee is currently being produced at Peter Larsens coffee roaster in Denmark. We do not own this coffee facility and we may not be able to produce our coffee at this facility in the future. If we are not able to produce our retail coffee at Peters Larsens coffee roaster our revenues and profit could be effected negatively.

Our product is new to the market (December 2006) and we do not have any customers (December 2006). Our ability to obtain and successfully sell our product to new customers will be important for our ability to become profitable. If we are not able to sell our products to retailers or distributors we may not be able to sell our retail coffee at all and this could have a negative effect on our profit and revenues.

Coffee at the moment (December 2006) and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

We expect our profits will be generated by selling our green coffee at cost, insurance and freight plus 10 cents per pound.

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

Plan of Operation.

Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2006, Cross Atlantic incurred a net loss of $(4,934,055). In addition, Cross Atlantic has no significant assets or revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of green coffee, retail coffee and ice cream, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. If we are not successful in becoming cash flowing, we will have to seek alternative funding through additional advances, debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

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

We will initially only make deliveries to private buyers.

Cross Atlantic expects to generate revenues by purchasing ice cream from Durigon Gelato GmbH in Germany and selling it to major US retailers on an exclusive basis. Cross Atlantic has obtained the exclusive distribution agreement for all products and it is our goal to solicit purchase orders from major retailers in the first half of 2007 and begin deliveries by July of 2007.

We expect to import and sell the ice cream products with a minimum gross profit of 45% and a minimum net profit of 20%. The large difference between gross profit and net profit is mainly due to a 20% import duty into the United States. The duty is due to the nature of the product being a dairy product.

As an example we expect to retail a 6 pack cuppa ice cream for 5,10 dollars. Our sales price to the retailer is 4,08 dollars and our cost to the retailer is expected to be 3,25 dollars.

Cross Atlantic expects to generate revenues by producing BlackWhiteCoffee in Denmark. We expect our production price to be 1,35 dollar per 12oz bag, with a wholesale price to the retailers of 2,00 to 2,10. We expect that the retailers will offer the coffee to consumers for 2,99 making BlackWhiteCoffee one of the cheapest gourmet coffees sold. Our price compares to a regular quality but our quality compares to a high end gourmet coffee.

We expect to present our retail coffee through a broker network, giving us the advantage of the relationship between the broker and retailer. We expect to obtain orders in the first half of 2007 and begin deliveries by July 2007.

Management is of the opinion that the following milestones will need to be met in order to successfully complete our business plan.


Milestone Action                       Steps                  Timeline
----------------                       -----                  --------
1 Enter into agreement         Negotiate final terms         30-60 days
  with new customers.

2 Enter into definitive        Negotiate final terms         30-60 days
   agreement 30-60 days

3 Deliver products             Obtain necessary funds        6-12 months

No one milestone needs to be complete to pursue any other milestone.

In order to successfully implement our business plan, we need to obtain sufficient financing to cover a hedge account so Martell, LLC will provide a letter of credit in an amount large enough to
     -    cover the price of the coffee supplied by Victoria Coffees
     - enable us to maintain our written agreement with Triland USA, Inc. to act as our coffee broker on the NYBOT exchange.

If we do not successfully raise sufficient funds to maintain a hedge fund and obtain the letter of credit in a sufficient amount, we will have to explore other financing sources, yet to be determined. If we do not obtain sufficient financing prior to end of October 2007, we will be in default under the commodities contract with Victoria Coffees and the contract may be terminated unless renegotiated, if at all possible.

Recent Financing

     On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes (the "Notes") and (ii) warrants to purchase 15,000,000 shares of our common stock (the "Warrants").

     Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

     At closing on December 27, 2006 ("Closing"), the Investors purchased Notes aggregating $600,000 and Warrants to purchase 15,000,000 shares of CXAC common stock;

Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $400,000.

     The Notes carry an interest rate of 8% per annum and a maturity date of December 27, 2009. The notes are convertible into CXAC common shares at the applicable percentage of the average of the lowest three (3) trading prices for CXAC shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing, and (ii) 60% in the event that the Registration Statement becomes effective within 120 days from the Closing.

     At our option, we may prepay a portion of the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.32, we may prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

     We simultaneously issued to the Investors seven year warrants to purchase 15,000,000 shares of our common stock at an exercise price of $.30.

     The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of CXAC's common stock.

    There is no limit to the number of shares that we may be required to issue upon conversion of the Notes as it is dependent upon our share price, which varies from day to day. This could cause significant downward pressure on the price of our common stock.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Recent Pronouncements

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:
     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is being submitted as a separate section of this report beginning on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2006, there were no changes in and disagreements with accountants on accounting and financial disclosure.


ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Michael Enemaerke, the chief executive officer and Kim Beck-Nielsen, the chief financial officer of Cross Atlantic have made an evaluation of the disclosure controls and procedures relating to the financial statements of Cross Atlantic for the year ended December 31, 2006 and have judged such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of Cross Atlantic or other factors that could significantly affect internal controls relating to Cross Atlantic since the evaluation date.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The directors and executive officers are as follows:


NAME                         AGE        POSITIONS HELD         SINCE


Michael Enemaerke             34         CEO/Director        10-19-2004
                                          President          To present

Kim Beck Nielsen              40         CFO/Director        10-19-2004
                                          Controller         To present

Jesse Starkman                78      Secretary/Director     10-19-2004
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



ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial
Officer (CFO):

SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
+-------------------------------------------------------------+----------------------------------------------------+
|                                                             | Long-Term Compensation                             |
+----------------------------+--------------------------------+---------------------------+------------------------+
|                            |      Annual Compensation       |          Awards           |        Payouts         |
+----------------------------+--------+--------+--------------+------------+--------------+------------------------|
|(a)                |   (b)  |   (c)  |  (d)   |     (e)      |    (f)     |     (g)      |   (h)          (i)     |
+-------------------+--------+--------+--------+--------------+------------+--------------+---------+--------------+
|                   |        |        |        |    Other     | Restricted | Securities   |         |              |
|                   |        | Annual | Annual |    Annual    |    Stock   | Underlying   |   LTIP  |   All Other  |
|Name and Principal | Fiscal | Salary | Bonus  | Compensation |   Awards   | Options/SARs | Payouts | Compensation |
|     Position      |  Year  |  ($)   |  ($)   |     ($)      |     ($)    |     (#)      |   ($)   |      ($)     |
+-------------------+--------+--------+--------+--------------+------------+--------------+---------+--------------+
Michael Enemearke(1)
President, Chief
Executive Officer      2006      0        0           0              0            0            0            0
                       2005      0        0           0              0            0            0            0
Kim Beck-Neilsen(2)
CFO                    2006      0        0           0              0            0            0            0
                       2005      0        0           0              0            0            0            0

Jesse Starkman(3)
Secretary              2006      0        0           0              0            0            0            0
                       2005      0        0           0              0            0            0            0
+-------------------+--------+--------+--------+--------------+------------+--------------+---------+--------------+

(1)Mr. Enemaerke received 8,950,000 shares of our common stock for services in October 2004.

(2)Ms. Beck-Nielsen received 8,950,000 shares of our common stock for services in October 2004.

(3)Mr. Starkman received 100,000 shares of our common stock for services in October 2004.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

We have not entered into employment contracts with any of our executive officers.

Compensation of Directors

For the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this prospectus, the Company did not compensate directors for their services.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of January 30, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

                 Name and Address of          Amount and Nature of   Percent of
Title of Class   Beneficial Owner             Beneficial Ownership    Class(2)
--------------   -------------------          --------------------   ----------

Common Stock     Michael Enemaerke (1)                 8,950,000        43.87%

Common Stock     Kim Beck-Nielsen (1)                  8,950,000        43.87%

Common Stock     Jesse Starkman (1)                      100,000          .49%

Common Stock     All officers and directors           18,000,000        88.24%
                 as a group (3 in number)

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 1282 Camellia Circle, Weston, Florida 33326.

(2) Based on 22,582,340 common shares issued and outstanding as of December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During December 2004, Michael Enemaerke, an officer and director of Cross Atlantic advanced $100 in cash to open a bank account and during January 2005, this officer paid the invoice for the inventory aggregating $51,090. This amount has been recorded as a loan with no interest and has no specific repayment terms. Management believes that this loan was made on terms as favorable to those that could be obtained from a non-affiliate. During the years ended December 31, 2006 and 2005, additional advances of $159,345 were made for working capital purposes. The advances are due on demand and will begin accruing interest at 5% per annum on July 1, 2007.

In October 2004, we issued 8,950,000 common shares to Michael Enemaerke for research and development valued at $8,950. Due to our lack of available cash and cash equivalents, on October 17, 2004, Cross Atlantic issued 9,450,000 common shares for services rendered valued at $.001 per common share to Kim Beck-Nielsen, an officer and director of Cross Atlantic (8,950,000 common shares), Jesse Starkman, a director of Cross Atlantic (100,000 common shares) and Jens Nielsen, a non- affiliate (400,000 common shares). The services were related to commencement of our business plan.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES




                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)

                        Cross Atlantic Commodities, Inc.
                                Table of Contents

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F-2

Balance Sheet                                                                F-3

Statements of Operations                                                     F-4

Statements of Stockholders' Equity                                           F-5

Statements of Cash Flows                                                     F-6

Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Cross Atlantic Commodities, Inc.
(formerly Business Advantage No., 17, Inc.)

We have audited the accompanying balance sheet of Cross Atlantic Commodities, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2006 and 2005, and the period from inception (March 12, 1998) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cross Atlantic Commodities, Inc. (A Development Stage Company) as of December 31, 2006, and results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the period from inception (March 12, 1998) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
April 17, 2007

                        Cross Atlantic Commodities, Inc.
                    (Formerly Business Advantage No.17, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2006



ASSETS

Current Assets:
   Cash                                                    $   750,357
   Cash - restricted                                               800
   Prepaid expenses                                              5,000
   Inventory                                                    13,587
                                                           -----------
      Total current assets                                     769,744

Equipment, net                                                   3,030
                                                           -----------

                                                           $   772,774
                                                           ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

   Current Liabilities:
   Accounts payable and accrued expenses                   $   132,778
   Loans payable - stockholders                                210,435
                                                           -----------
      Total current liabilities                                343,213
                                                           -----------

Non-current Liabilities
   Debentures payable, net of unamortized discount               1,144
   Derivative liability                                      3,466,763
                                                           -----------
      Total non-current liabilities                          3,467,907
                                                           -----------

Stockholders' (deficit):
   Common stock, $0.001 par value; 25,000,000 shares
    authorized, 22,582,340 shares issued and outstanding        22,582
   Additional paid in capital                                2,250,100
   (Deficit) accumulated during development stage           (5,311,028)
                                                           -----------
                                                            (3,038,346)
                                                           -----------

                                                           $   772,774
                                                           ===========

                See accompanying notes to financial statements.



                        Cross Atlantic Commodities, Inc.
                    (Formerly Business Advantage No.17, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
       For the Years Ended December 31, 2006 and 2005, and for the Period
              From March 12, 1998 (Inception) to December 31, 2006



                                                           From
                                                      March 12, 1998
                                                      (Inception) to     For the Year Ended December 31,
                                                       December 31,     --------------------------------
                                                           2006              2006              2005
                                                      --------------    --------------    --------------
Revenue                                               $      571,604    $      342,485    $      229,119
Cost of goods sold                                           562,002           352,112           209,890
                                                      --------------    --------------    --------------
   Gross income (loss)                                         9,602            (9,627)           19,229
                                                      --------------    --------------    --------------

Expenses:
General and administrative expenses                        2,674,356         2,296,717           361,944
Purchased research and development                             8,950              --                --
                                                      --------------    --------------    --------------
                                                           2,683,306         2,296,717           361,944
                                                      --------------    --------------    --------------

   Net (loss) before other income and expenses            (2,673,704)       (2,306,344)         (342,715)
                                                      --------------    --------------    --------------

Other income and expenses:
   Derivative expense                                     (2,623,978)       (2,623,978)             --
   Interest income                                               387              --                 387
   Interest expense                                          (13,733)           (3,733)          (10,000)
                                                      --------------    --------------    --------------
                                                          (2,637,324)       (2,627,711)           (9,613)
                                                      --------------    --------------    --------------

Net (loss)                                            $   (5,311,028)   $   (4,934,055)   $     (352,328)
                                                      ==============    ==============    ==============

(Loss) per common share - Basic and fully
 diluted                                                                $        (0.24)   $        (0.02)
                                                                        ==============    ==============

Weighted average number of shares
 outstanding - Basic and fully diluted                                      20,907,494        20,462,494
                                                                        ==============    ==============



                See accompanying notes to financial statements.


                        Cross Atlantic Commodities, Inc.
                    (Formerly Business Advantage No.17, Inc.)
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
       For the Period from March 12, 1998 (Inception) to December 31, 2006

                                                                                          Accumulated
                                                                                           (Deficit)
                                                      Common Stock          Additional       During          Total
                                               -------------------------     Paid in      Development    Stockholders'
                                                  Shares        Amount       Capital         Stage          Deficit
                                               -----------   -----------   -----------    -----------    -------------
March 19, 1998 - Issuance of common
 stock for services at $.001 per share           2,000,000   $     2,000   $       740           --              2,740
Contributed services                                  --            --             500           --                500
Net loss                                              --            --            --           (3,240)          (3,240)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 1998                        2,000,000         2,000         1,240         (3,240)            --

Contributed services                                  --            --             500           --                500
Net (loss)                                            --            --            --             (500)            (500)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 1999                        2,000,000         2,000         1,740         (3,740)            --

Contributed services                                  --            --             500           --                500
Net (loss)                                            --            --            --             (500)            (500)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 2000                        2,000,000         2,000         2,240         (4,240)            --

Contributed services                                  --            --             500           --                500
Net (loss)                                            --            --            --             (500)            (500)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 2001                        2,000,000         2,000         2,740         (4,740)            --

Contributed services                                  --            --             500           --                500
Net (loss)                                            --            --            --             (500)            (500)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 2002                        2,000,000         2,000         3,240         (5,240)            --

Contributed services                                  --            --             500           --                500
Net (loss)                                            --            --            --             (500)            (500)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 2003                        2,000,000         2,000         3,740         (5,740)            --

Shares issued for purchased research and
 development at 0.001 per share                  8,950,000         8,950          --             --              8,950
Shares issued for services at $0.001 per
 share                                           9,450,000         9,450          --             --              9,450
Contributed services                                  --            --             500           --                500
Net (loss)                                            --            --            --          (18,905)         (18,905)
                                               -----------   -----------   -----------    -----------    -------------
Balance December 31, 2004                       20,400,000        20,400         4,240        (24,645)              (5)

Contributed services                                  --            --           6,000           --              6,000
Issuance of common stock for cash
 at $2.50 per share                                 49,200            49       122,051           --            122,100
Issuance of common stock for services
 at $2.50 per share                                100,000           100       249,900           --            250,000
Net (loss)                                            --            --            --         (352,328)        (352,328)
                                               -----------   -----------   -----------    -----------    -------------
Balance - December 31, 2005                     20,549,200        20,549       382,191       (376,973)          25,767

Contributed services                                  --            --          60,000           --             60,000
Issuance of common stock for services
 at $0.10 per share                                250,000           250        24,750           --             25,000
Issuance of common stock for services
 at $0.56 per share                                250,000           250       139,750           --            140,000
Issuance of common stock for cash
 at $0.10 per share for option exercise          1,000,000         1,000        99,000           --            100,000
Issuance of common stock for services
 at $0.66 per share                                500,000           500       329,500           --            330,000
Issuance of common stock for services
 at $0.75 per share                                 33,140            33        24,967           --             25,000
Issuance of warrants                                  --            --       1,482,727           --          1,482,727
Warrants transferred to derivative liability          --            --        (292,785)          --           (292,785)
Net (loss)                                            --            --            --       (4,934,055)      (4,934,055)
                                               -----------   -----------   -----------    -----------    -------------
Balance - December 31, 2006                     22,582,340   $    22,582   $ 2,250,100    $(5,311,028)   $  (3,038,346)
                                               ===========   ===========   ===========    ===========    =============

                 See accompanying notes to financial statements.


                        Cross Atlantic Commodities, Inc.
                    (Formerly Business Advantage No.17, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
       For the Years Ended December 31, 2006 and 2005, and for the Period
              From March 12, 1998 (Inception) to December 31, 2006


                                                                From
                                                           March 12, 1998
                                                           (Inception) to
                                                            December 31,
                                                                2006             2006            2005
                                                           --------------    ------------    ------------
Cash flows from operating activities:
   Net (loss)                                              $   (5,311,028)   $ (4,934,055)   $   (352,328)
   Adjustments to reconcile net (loss) to net cash used
    by operating activities:
      Derivative expense                                        2,623,978       2,623,978            --
      Warrant based consulting expense                          1,482,727       1,482,727            --
      Stock issued for services and contributed services          860,640         580,000         256,000
      Prepaid expenses                                             (5,000)         (5,000)           --
      Inventory                                                   (13,587)         21,876          15,627
      Accounts payable and accrued expenses                       132,778         132,778            --
      Debentures payable                                            1,144           1,144            --
                                                           --------------    ------------    ------------
Net cash (used by) operating activities                          (228,348)        (96,552)        (80,701)
                                                           --------------    ------------    ------------

Cash flows from investing activities:
   Restricted cash                                                   (800)         49,350         (50,150)
   Purchase of equipment                                           (3,030)         (3,030)           --
                                                           --------------    ------------    ------------
Net cash provided by (used by) investing activities                (3,830)         46,320         (50,150)
                                                           --------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                         222,100         100,000         122,100
   Proceeds from sale of debentures                               550,000         550,000            --
   Increase in shareholders' loans                                210,435          86,400          72,845
                                                           --------------    ------------    ------------
Net cash provided by financing activities                         982,535         736,400         194,945
                                                           --------------    ------------    ------------

Net increase in cash                                              750,357         686,168          64,094
Cash at beginning of period                                          --            64,189              95
                                                           --------------    ------------    ------------
Cash at end of period                                      $      750,357    $    750,357    $     64,189
                                                           ==============    ============    ============

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                             $       10,000    $       --      $     10,000
                                                           ==============    ============    ============
      Income taxes                                         $         --      $       --      $       --
                                                           ==============    ============    ============

Non-cash financing and investing:
   Warrants transferred to derivative liability            $      292,785    $    292,785    $       --
                                                           ==============    ============    ============

                 See accompanying notes to financial statements.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

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

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at December 31, 2006, consisted of purchased coffee beans.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable accrued expenses, notes payable and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company's long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

The Company enters into derivative instruments including future contracts and purchased options to fix prices for inventory requirements. The Company has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require the Company to record the derivative assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded. The Company has included in its cost of sales an aggregate of $7,625 of gains on completed contracts related to its hedging activities and has recorded an aggregate of $0 of unrealized gains or losses for the year ended December 31, 2005, as comprehensive income. At December 31, 2006 and 2005, the Commodities trading account-futures and options contracts amounted to $800 and $51,150 of restricted cash, respectively.

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

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year ended December 31, 2006.

Property and Equipment

Equipment is stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method of accounting.

The useful lives of the equipment, which consisted of tools and dyes, were 5 years.

The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

There was no depreciation expense during the years ended December 31, 2006 and 2005.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


Derivative Financial Instruments

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

When the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties are accounted for in accordance with SFAS 5.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Cox-Ross-Rubinstein binomial option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Pronouncements

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for the Company and for all accounting changes and correction of errors made starting January 1, 2006.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:
     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for the Company for all financial instruments acquired or issued starting January 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of January 1, 2007. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.


Note 2. STOCKHOLDERS' (DEFICIT)

At inception, the Company issued 2,000,000 shares of its common stock for costs and services related to its organization aggregating $2,740, which approximates the fair market value of the costs and services provided. Accordingly, the Company has recorded a charge to operations of $2,740 during the period ended December 31, 1998.

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

The Company has filed a Form SB-2 registration statement with the Securities and Exchange Commission whereby it will attempt to register shares of common shares to be sold by certain selling shareholders and 2,000,000 shares of common stock to be offered to third parties. The Company will receive no cash proceeds from the sale of shares by the selling shareholders but is paying the costs related to the proposed offering. These costs will be charged to the operations of the Company should the Company not be successful in selling any of the shares offered to third parties and against the proceeds of the amount received should the sale to third parties be successful. This registration statement was withdrawn in March 2006.

During 2006 the Company issued 1,033,140 shares of common stock to individuals for services provided. These shares were valued at their fair market value of $520,000 and the value was charged to operations during the year ended December 31, 2006.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


During 2006 a shareholder of the Company contributed services with a fair value of $60,000 to the Company.

During 2006 the Company issued 1,000,000 shares of common stock pursuant to the exercise of 1,000,000 options for cash aggregating $100,000.

Note 3. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


         Income tax provision at
         the federal statutory rate          34 %
         Effect of operating losses         (34)%
                                            ---
                                              - %
                                            ===

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $310,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2026. The deferred tax asset of approximately $105,000 relating to the operating loss carryforward has been fully reserved at December 31, 2006, and the change in the valuation reserve was $84,000 during the year ended December 31, 2006.The principal difference between the operating loss for income tax purposes and reporting purposes results from the contribution of services by affiliates, the issuance of common shares, options and warrants for services, and purchased research and development, derivative expense.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2006, the Company incurred a net loss of $5,311,028 and has only generated limited revenue.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


Note 5. LOAN PAYABLE - STOCKHOLDERS

During December 2004 an officer advanced the Company $100 in cash to open its bank account and during November 2004 this officer paid the invoice for the inventory aggregating $51,090. The advances are due on demand and are non-interest bearing.

During 2006 and 2005 an officer advanced an additional $86,400 and $72,845 for working capital net of repayments.

These advances are due on demand and do not bear interest. To date any interest accrual would not have a material effect on the financial statements.

Note 6. COMMITMENTS

Durigon Gelato Contract.

On December 8, 2006, Cross Atlantic finalized and entered into an exclusive distribution agreement contract with Durigon Gelato GmbH, Germany. Mr. Werner Durigon, the C.E.O. of Durigon, and Mr. Michael Enemaerke signed the agreement.

Pursuant to the contract, Cross Atlantic shall buy per purchase order and Durigon Gelato shall deliver a minimum of 10 containers of Ice Cream with approximately 3200 cases of ice cream in each container during the first year of the agreement and during each subsequent year for 5 years. Cross Atlantic may under this contract opt to buy substantially larger quantities.

The price for the quantity to be purchased and sold is fixed for one year and will be negotiated in good faith every year in October for the following year. Payments shall be made by documentary letter of credit.

Cross Atlantic has the exclusive right to purchase all of the ice cream that Durigon has available to sell for distribution in America.

Victoria Coffees Commodities Contract

During August 2005, the Company entered into a commodities contract with Victoria Coffees Company (U) Limited ("Victoria") through December 31, 2015.

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

In accordance with the Uganda government's policy on exports, Cross Atlantic and Victoria Coffees have agreed to explore in good faith the purchase of roasted coffee after year 2 as part of a North American Joint Venture Value Added Coffee Distribution Program on terms and conditions acceptable to both parties.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


Funding Agreement.

During September 2005, the Company entered into a strategic alliance with Martell Global Commodities LLC ("Martell") The Company and Martell have agreed to work together in the business of purchase and sale of certain commodities including but not limited to green coffee beans on a global basis.

Martell is in the business of financing commodities. Martell has agreed to furnish the letters of credit necessary to purchase the green coffee subject to Martell's approval of product and price.

The Company has also agreed to open a hedge account with Triland USA and agrees to make use of the futures market to try to secure funds furnished by Martell and has signed a hedge account control agreement and thereby allow Martell to control funds furnished by Martell.

The parties have agreed to an equal partnership with equal profit participation after Martell has been repaid of all funds committed. The Company has agreed to pay a priority return to Martell Global for funds committed however the anticipated profit participation will be a equal.

The Company and Martell will negotiate a stock option in good faith.

Concentrations

During 2006 all of the sales of the Company were made to a single customer.

During 2005 the Company made sales to 2 customers accounting for 81% and 18% of total sales.

Note 7  SECURED CONVERTIBLE NOTES

On December 27, 2006, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of an aggregate of $1,000,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 15,000,000 shares of its common stock (the "Warrants"). The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The Company also entered into a Registration Rights Agreement with the Note Holders under which it is required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the notes and exercise of the warrants. The registration statement was filed on February 1, 2007 and is required to be effective by April 26, 2007. In the event that the registration statement is not effective by that date, the Company will begin to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when registration statement will be effective and when the shares obtained can be freely sold without registration under Rule 144.

The proceeds related to $600,000 of the Convertible Notes were received on December 27, 2006 and the balance of the Convertible Notes will be issued and related proceeds received when the registration statement becomes effective.

The Convertible Notes bear interest at 8% per annum and have a maturity date of three years from the date of issuance. No interest is payable for any month in which the trading price of our common stock is greater than $0.40 for each trading day during the month. The Company is not required to make any principal payments during the term of the Convertible Notes.

The Convertible Notes are convertible at any time into shares of the Company's common stock at the Note Holders' option, at a conversion price of 50% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date. If the registration statement is effective on or before the required date, the conversion price will be increased to 60% of that average.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


Upon the occurrence of an event of default, as defined in the Convertible Notes, the Note Holders may demand repayment at an amount equal to the greater of (i) the then outstanding principal amount of the Convertible Notes, together with unpaid interest and any outstanding registration penalties (collectively, the "Default Sum") times 140% or (ii) the "parity value" of the Default Sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of such Default Sum, treating the Trading Day immediately preceding the prepayment date as the "conversion date" for purposes of determining the lowest applicable conversion price, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the prepayment date.

The Company has the right to prepay the Convertible Notes so long as (i) no Event of Default has occurred and is continuing, (ii) the Company has a sufficient number of authorized shares of common stock reserved for issuance upon full conversion of the Notes, and (iii) the common stock is trading at or below $0.50 per share. The Company is required to give the Note Holders not less than three trading days prior written notice. The Company may prepay the Convertible Notes at an amount equal to the Default Sum multiplied by either (i) 120% if prepayment occurs within 30 days of issuance of the Convertible Notes,
(ii) 130% if prepayment occurs between 31 and 60 days of issuance, or (iii) 140% if prepayment occurs more than 60 days after issuance. When the requirements to exercise its right to prepay the Convertible Notes are met, the Company's right to prepay the Convertible Notes at a premium may effectively limit its liability related to any associated embedded derivative instruments that have been bifurcated and accounted for separately and such limitation is recognized in valuing those instruments.

If the average daily price of the common stock for each day of a month is below $0.32 (the volume weighted average price of the common stock for the five trading days immediately preceding issuance of the Convertible Notes), the Company may, at its option, prepay a portion of the outstanding principal amount of the Convertible Notes equal to 104% of the principal amount divided by 36, plus one month's interest.

The 15,000,000 warrants issued on December 27, 2006 are exercisable for a period of seven years from the date of issuance at an exercise price of $0.30 per share. In addition, the Company issued to its placement agent, 157,143 common stock warrants exercisable for a period of seven years from the date of issuance at an exercise price of $0.30 per share.

The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion option and the Warrants were recorded as derivative instrument liabilities. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. The discount from the face amount of the Convertible Notes represented by the value initially assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Convertible Notes, using the effective interest method. Because the initial fair value of the Warrants and bifurcated derivative instruments exceeded the proceeds received, the Company recognized an initial charge to income for the difference.

                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


A summary of the 8% Callable Secured Convertible Notes at December 31, 2006, is as follows:

                                                                Carrying Value -
                                       Principal   Unamortized    December 31,
Issue Date    Due Date   Face Amount  Outstanding    Discount         2006
----------   ----------  -----------  -----------  -----------  ----------------

12-27-2006   12-27-2009   $ 600,000    $ 600,000    $ 598,856       $ 1,144
                                                                 ===============


Note 8  WARRANTS ISSUED FOR CONSULTING SERVICES

On October 25, 2006, the Company entered into a consulting agreement with Goldbridge Consulting, under which Goldbridge will provide the Company with consulting, advisory and support services related to acquisition and strategic planning, Sarbanes Oxley and SEC compliance, capital expenditures, capital acquisition, public disclosure, business development, marketing, product development, development strategies, market positioning and general corporate and organizational matters.

The agreement is on a month-to-month basis and may be terminated by either party on 30 days notice. As compensation for its services under the agreement, the Company issued to Goldbridge 500,000 shares of common stock and three common stock warrants, each for the purchase of 1,000,000 shares of common stock, at an exercise price of $0.10, $0.15 and $0.20, respectively. The warrants expire on February 25, 2007. On November 13, 2006, the Company received cash proceeds of $100,000 on exercise of the warrant for 1,000,000 shares at an exercise price of $0.10 per share.

The common shares and warrants were valued at the time they were issued at $1,482,727 and the Company recognized that amount as compensation expense in the quarter ended December 31, 2006. As a result of the issuance of the Convertible Notes on December 27, 2006, the 2,000,000 warrants outstanding at that date were re-classified, at their fair value on that date, from shareholders' equity to a derivative instrument liability.

Note 9  DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

The Company is required to re-measure the fair value of its derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial option valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, risk-free interest rates ranging from 4.64% to 5.14%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. The expected volatility of our common stock over the remaining life of the derivative instrument liabilities is based on a review of historical volatility of our common stock and has been estimated at 25%.



                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


At December 31, 2006, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                              Exercise                      Value -
                                             Price Per       Value -      December 31,
Issue Date    Expiry Date     Warrants         Share       Issue Date         2006
----------    -----------    -----------    ----------    ------------    ------------
12-27-2006     12-27-2013    15,000,000        $0.30      $ 1,985,385     $  2,369,951

12-27-2006     12-27-2013       157,143        $0.30           20,799           24,828

10-25-2006     02-25-2007     1,000,000         0.15          402,576          201,119
10-25-2006     02-25-2007     1,000,000         0.20          353,434          151,492

                                                                          ------------
Fair value of freestanding derivative instrument liabilities for warrants $  2,747,390
                                                                          ------------

                                Face
                              Amount -                                      Value -
                             Convertible                     Value -      December 31,
Issue Date    Expiry Date       Notes                      Issue Date         2006
----------    -----------    -----------    ----------    ------------    ------------

12-27-2006    12-27-2009     $  600,000                   $    720,000    $    719,373
                                                                          ------------
Fair value of bifurcated embedded derivative instrument liabilities
associated with the Convertible Notes                                          719,373
                                                                          ------------

Total derivative financial instruments                                    $  3,466,763
                                                                          ============


                        Cross Atlantic Commodities, Inc.
                   (formerly Business Advantage No., 17, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


Note 10. SUBSEQUENT EVENTS

Subsequent to year end the Company entered into a one year leasing arrangement for office space that terminates in January 2008. The lease requires the Company to make minimum monthly lease payments of $795.

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 302 certification
  Exhibit 33 - 906 certification
  Exhibit 34 - 906 certification



 (B)    REPORTS ON FORM 8-K
None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by Stark Winter Schenkein & Co., LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form SB-2 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were approximatedly $20,000 and $15,000.

Audit related fees. The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by Stark Winter Schenkein & Co., LLP that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $0.

Tax Fees. We did not incur any aggregate tax fees and expenses from Stark Winter Schenkein & Co., LLP for the fiscal years 2006 and 2005 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Stark Winter Schenkein & Co., LLP for the 2006 and 2005 fiscal years.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Stark Winter Schenkein & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 16, 2007

Cross Atlantic Commodities, Inc.

/s/ Michael Enemaerke
------------------------------
By: Michael Enemaerke, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


Cross Atlantic Commodities, Inc.

Date:  April 16, 2007       /s/ Michael Enemaerke
                           ----------------------
                           By: Michael Enemaerke
                               President, Chief Executive Officer

       April 16, 2007       /s/ Kim Beck-Nielsen
                           ----------------------
                           By: Kim Beck-Nielsen
                               Chief Financial Officer and Controller

       April 16, 2007       /s/ Jesse Starkman
                           ----------------------
                           By: Jesse Starkman
                               Director