Form 10QSB
period 2007-03-31
Cross Atlantic Commodities, Inc.
filed 2007-05-09
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

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

The number of outstanding shares of the registrant's common stock, March 31, 2007: Common Stock - 20,549,200

 PART I -- FINANCIAL INFORMATION

Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, Condensed March 31, 2007 (unaudited)
Condensed Statements of Operations For the Three Months Ended March 31,
  2007 and 2006, and for the Period From March 12, 1998 (Inception) to March 31, 2007
Statements of Cash Flows For the Three Months Ended March 31, 2007 and
  2006, and for the Period From March 12, 1998 (Inception) to March 31,
  2007
Notes to financial statements

Cross Atlantic Commodities, Inc.
 (A Development Stage Company)
Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
                                                  2007
                                                 ------
Current Assets:
  Cash                                         $  496,594
  Cash - restricted                                   800
  Prepaid expenses                                 20,202
  Inventory                                        13,587
                                               ----------
    Total current assets                          531,183

Furniture and equipment, net                        4,607

Security deposits                                   1,625
                                               ----------
                                               $  537,415
                                               ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses        $   44,506
  Loans payable - stockholders                    227,435
                                               ----------
    Total current liabilities                     271,941
                                               ----------
Non-current Liabilities
  Debentures payable, net of unamortized
    discount                                        1,919
  Derivative liability                          6,308,284
                                               ----------
                                                6,310,203
                                               ----------
Stockholders' (deficit):
  Common stock, $0.001 par value;
    25,000,000 shares authorized,
    23,081,980 shares issued and
    outstanding                                    23,082
  Additional paid in capital                    2,424,600
  (Deficit) accumulated during development
    stage                                      (8,492,411)
                                               ----------
    Total stockholders' (deficit)              (6,044,729)

                                               $  537,415
                                               ==========

See the accompanying notes to the financial statements.

Cross Atlantic Commodities, Inc.
 (A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2007 and 2006, and for the Period From March 12, 1998 (Inception) to March 31, 2007
(Unaudited)

                                             From March
                                              12, 1998
                                           (Inception) to     For the Three Months
                                              March 31,              March 31,
                                               2007            2007          2006
                                            -------------   ---------      --------
Revenue                                      $  571,604    $        -     $   34,500
Cost of goods sold                              563,117             -         38,463
                                             ----------    ----------     ----------
  Gross income                                    8,487             -         (3,963)
                                             ----------    ----------     ----------
Expenses:
General and administrative expenses           2,983,982       313,481         38,932
Purchased research and development               11,690             -              -
                                             ----------    ----------     ----------
                                              2,995,672       313,481         38,932
                                             ----------    ----------     ----------
  Net (loss) before other income
    and expenses                             (2,987,185)     (313,481)       (42,895)

Other income and expenses
  Derivative expense                         (5,465,498)   (2,841,520)             -
  Interest income                                   387             -              -
  Interest expense                              (40,115)      (26,382)             -
                                             ----------    ----------     ----------
                                             (5,505,226)   (2,867,902)             -
                                             ----------    ----------     ----------

  Net loss                                  $(8,492,411)  $(3,181,383)    $  (42,895)
                                            ===========   ===========     ==========
(Loss) per common share - Basic and fully
  diluted                                                  $    (0.14)    $    (0.00)
                                                           ==========     ==========
Weighted average number of shares
  outstanding - Basic and fully diluted                    23,081,980     20,549,200
                                                           ==========     ==========

See the accompanying notes to the financial statements.

Cross Atlantic Commodities, Inc.
 (A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2007 and 2006, and for the Period From March 12, 1998 (Inception) to March 31, 2007
(Unaudited)

                                             From March
                                              12, 1998
                                           (Inception) to
                                              March 31,
                                               2007            2007          2006
                                            -------------    --------      --------
Cash flows from operating activities:
Net cash (used in) operating activities        $ (497,352)   $ (269,004)  $  (23,058)
                                               ----------    ----------   ----------
Cash flows from investing  activities:
  Restricted cash                                    (800)            -         150
  Purchase of furniture and equipment              (4,789)       (1,759)          -
                                              -----------   -----------   ---------
Net cash provided by (used in) investing
  activities                                       (5,589)       (1,759)        150
                                              -----------   -----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock          222,100             -           -
  Proceeds from sale of debentures                550,000             -           -
  Increase in shareholder loan                    227,435        17,000      14,525
                                              -----------   -----------   ---------
Net cash provided by financing activities         999,535        17,000      14,525
                                              -----------   -----------   ---------
Net increase (decrease) in cash                   496,594      (253,763)     (8,383)
Cash - January 1                                        -       750,357      64,189
                                              -----------   -----------   ---------
Cash - March 31                               $   496,594   $   496,594   $  55,806
                                              ===========   ===========   =========



Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                  $    11,144   $         -   $       -
                                              ===========   ===========   =========
    Income taxes                              $         -   $         -   $       -
                                              ===========   ===========   =========
Purchase of inventory with shareholder
  loan                                        $    51,090   $         -   $       -
                                              ===========   ===========   =========

See the accompanying notes to the financial statements.

CROSS ATLANTIC COMMODITIES, INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006, and for the years ended December 31, 2006 and 2005, and the period from inception (March 12, 1998) to December 31, 2006.

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

(4)  Loans Payable - Related Parties

During the three months ended March 31, 2007 advances aggregating $17,000 were made by the officers of the Company for working capital purposes. The advances are due on demand and have no stated interest rate. In addition the Company accrued $60,000 in services provided by its officers. The balance due aggregated $227,435 at March 31, 2007.

(5)  Commitments, Concentrations and Contingencies

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company's financial position and results of operations.

(6)  Basis of Reporting
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $8,492,411. In addition, the Company has no significant revenue generating operations.

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

(7)   SECURED CONVERTIBLE NOTES

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

The Company also entered into a Registration Rights Agreement with the Note Holders under which it is required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the notes and exercise of the warrants. The registration statement was filed on February 1, 2007 and is required to be effective by April 26, 2007. Because the registration statement was not effective by that date, the Company began to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when the registration statement will be effective and when the shares obtained can be freely sold without registration under Rule 144.

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

The 15,000,000 warrants issued on December 27, 2006 are exercisable for a period of seven years from the date of issuance at an exercise price of $0.30 per share. In addition, the Company issued to its placement agent, 157,143 common stock warrants exercisable for a period of seven years from the date of issuance at an exercise price of $0.30 per share

The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position.

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

A summary of the 8% Callable Secured Convertible Notes at March 31, 2007, is as follows:

                                                                       Carrying Value -
                                            Principal   Unamortized      March 31,
Issue Date     Due Date    Face Amount     Outstanding   Discount          2007
----------     --------    -----------     -----------  -----------   -------------
12-27-2006    12-27-2009   $  600,000       $600,000      $599,081        $1,919
                                                                           ======

(8)    Warrants Issued For Consulting Services

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

The agreement is on a month-to-month basis and may be terminated by either party on 30 days notice. As compensation for its services under the agreement, the Company issued to Goldbridge 500,000 shares of common stock and three common stock warrants, each for the purchase of 1,000,000 shares of common stock, at an exercise price of $0.10, $0.15 and $0.20, respectively. The warrants expire on May 31, 2007. On November 13, 2006, the Company received cash proceeds of $100,000 on exercise of the warrant for 1,000,000 shares at an exercise price of $0.10 per share. The remaining warrants originally expired on February 25, 2007 but the Company has agreed to extend the expiration date to May 31, 2007.

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

(9)  Derivative financial instrument liabilities

The Company is required to re-measure the fair value of its derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial option valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, risk-free interest rates at March 31, 2007 ranging from 4.54% to 5.25%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. The expected volatility of our common stock over the remaining life of the derivative instrument liabilities is based on a review of historical volatility of our common stock and has been estimated at 25%.

At March 31, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                          Exercise
                                           Price           Value -        Value -
Issue Date    Expiry Date   Warrants      Per Share       Issue Date  March 31, 2007
-----------------------------------------------------------------------------------
12-27-2006    12-27-2013  15,000,000      $0.30         $1,985,385       $4,317,838
12-27-2006    12-27-2013     157,143      $0.30             20,799           45,235
10-25-2006    02-25-2007   1,000,000      $0.15            402,576          291,310
10-25-2006    02-25-2007   1,000,000      $0.20            353,434          241,748
                                                                         ----------
Fair value of freestanding derivative instrument
  liabilities for warrants                                               $4,896,131
                                                                         ----------

                                          Face Amount -
                                         Convertible        Value -        Value -
Issue Date    Expiry Date                  Notes         Issue Date  March 31, 2007
-----------------------------------------------------------------------------------
12-27-2006    12-27-2009                   $600,000      $720,000     $1,412,153
                                                                      ----------
Fair value of bifurcated embedded derivative
  instrument liabilities associated with the
  Convertible Notes                                                   $1,412,153
                                                                      ----------
Total derivative financial instruments                                $6,308,284
                                                                     ==========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto.

Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We incurred net losses of $(3,181,383) for the three months ended March 31, 2007, and have an accumulated deficit of $(8,492,411) at March 31, 2007. As of March 31, 2007, we had total assets of $537,415 and total liabilities of $6,582,144 creating a stockholders' deficiency of $6,044,729. Cross Atlantic currently has $496,594 in cash as of March 31, 2007.

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

The major retailers in the ice cream category may require us to carry inventory in order for us to meet lead times of two to three weeks.
The general shipping time from Germany is expected to be between 30 and 45 days from the products leave the factory in Germany until it arrives at the retailer /customer in the United States. This means that we may have to buy and import ice cream without a purchase order or a sale to our customers. If we are not able to sell this ice cream before the 1 year self life expires we may loose the entire value of the shipment. This may affect our revenues and profitability negatively.

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

Plan of Operation.

Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2007, Cross Atlantic incurred a net loss of $(8,492,411). In addition, Cross Atlantic has no significant assets or revenue generating operations.

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

Recent Financing

     On December 27, 2006, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to purchase 15,000,000 shares of our common stock.

     Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in two tranches as set forth below:

     At closing on December 27, 2006, the Investors purchased Notes aggregating $600,000 and Warrants to purchase 15,000,000 shares of CXAC common stock;

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

Dated:  May 8, 2007

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director