Form 10QSB
period 2007-06-30
Cross Atlantic Commodities, Inc.
filed 2007-08-03
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

The number of outstanding shares of the registrant's common stock, June 30, 2007: Common Stock - 23,732,340

 PART I -- FINANCIAL INFORMATION

Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, June 30, 2007(unaudited)
Statements of Operations for the six months ended June 30, 2007 and
  2006 and for the Period From March 12, 1998 (inception) to June 30, 2007 (unaudited)
Statements of Cash Flows for the six months ended June 30, 2007 and
  2006, and for the Period from March 12, 1998 (inception) to June 30, 2007 (unaudited)
Notes to financial statements

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets:
  Cash                                                     $  329,130
  Cash - restricted                                               800
  Accounts receivable, net                                    134,658
  Prepaid expenses                                             20,202
  Inventory                                                    13,587
                                                           ----------
    Total current assets                                   $  498,377
                                                           ----------

  Furniture and equipment, net                                  4,392

  Security deposits                                             1,625
                                                           ----------

    Total Assets                                           $  504,394
                                                           ==========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                    $  175,971
  Loans payable - stockholders                                239,435
                                                           ----------
    Total current liabilities                                 415,406
                                                           ----------

Non-current Liabilities
  Secured convertible notes                                     3,235
  Derivative liability                                      4,714,295
                                                           ----------
  Total non-current liabilities                             4,717,530

Stockholders' (deficit):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 23,732,340 shares issued and outstanding        23,732
  Additional paid in capital                                2,610,950
  (Deficit) accumulated during development stage           (7,263,224)
                                                           ----------
                                                           (4,628,542)
                                                           ----------
                                                           $  504,394
                                                           ==========
See the accompanying summary of notes to unaudited condensed financial statements.

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

                         From March
                          12, 1998
                        (Inception)     For the Three Months      For the Six Months
                        to June 30,        Ended June 30,            Ended June 30,
                            2007         2007         2006         2007         2006
                         ----------   ----------   ----------   ----------   ----------
Revenue                 $   706,599   $  134,895   $  307,985   $  134,895   $  342,485
Cost of goods sold          683,589      120,472      307,697      121,587      351,160
                        -----------   ----------   ----------   ----------   ----------
Gross profit (loss)          22,910       14,423          288      13,308        (8,675)
                        -----------   ----------   ----------   ----------   ----------
Expenses:
General and
 administrative expenses  3,313,098      329,116       42,248      641,482       76,680
Purchased research and
 development                 11,690            -            -            -            -
                         ----------   ----------   ----------   ----------   ----------
                          3,324,788      329,116       42,248      641,482       76,680
                        -----------   ----------   ----------   ----------   ----------
  Net (loss) before
   other income and
   expenses             (3,301,878)     (314,693)     (41,960)    (628,174)     (85,355)
Other income and
  (expenses):
  Derivative income
    (expense)           (3,871,510)    1,593,988            -   (1,247,532)           -
  Interest income              387             -            -            -            -
  Interest expense         (90,223)      (50,108)           -      (76,490)           -
  Provision for income
    taxes                        -             -            -            -            -
                         ---------    ----------   ----------   ----------   ----------
                        (3,961,346)    1,543,880            -   (1,324,022)           -
                        ----------    ----------   ----------   ----------   ----------
  Net income (loss)    $(7,263,224)  $ 1,229,187   $  (41,960) $(1,952,196)  $  (85,355)
                       ===========   ===========  ===========  ===========   ==========
(Loss) per common share
 Basic and fully
  diluted                $  ($0.00)    $  (0.00)   $    (0.00)  $    (0.00)  $    (0.00)
                         =========     ========    ==========   ==========   ==========
Weighted average number
 of shares outstanding
 Basic                   2,489,834   23,518,054    20,549,200   23,138,417   20,400,000
                         =========   ==========    ==========   ==========   ==========
 Fully diluted           2,489,834   24,046,790    20,549,200   23,138,417   20,400,000
                         =========   ==========    ==========   ==========   ==========

See accompanying summary of notes to
unaudited condensed financial statements.

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006, and for the Period From March 12, 1998 (Inception) to June 30, 2007

                                           From March
                                            12, 1998      For the Six Months
                                           (Inception)      Ended June 30,
                                          to June 30,   -----------------------
                                              2007         2007         2006
                                           ----------   ----------   ----------
Cash flows from operating activities:     ----------   ----------   ----------
Net cash (used in) operating activities   $ (581,816)  $ (449,468)  $  (16,166)
                                           ----------   ----------   ----------

Cash flows from investing activities:
  Restricted cash                                (800)           -          350
  Purchase of furniture and equipment          (4,789)      (1,759)           -
                                           ----------   ----------   ----------
Net cash provided by (used in)
 investing activities                          (5,589)      (1,759)         350
                                           ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock      247,100       25,000            -
  Proceeds from sale of debentures            550,000            -            -
  Increase in shareholder loan                119,435        5,000       22,923
                                           ----------   ----------   ----------
Net cash provided by financing activities     916,535       30,000       22,923
                                           ----------   ----------   ----------

Net increase in cash                          329,130     (421,227)       7,107
Cash - January 1                                    -      750,357       64,189
                                           ----------   ----------   ----------
Cash - June 30                             $  329,130   $  329,130   $   71,296
                                           ==========   ==========   ==========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                               $   11,144   $        -   $        -
                                           ==========   ==========   ==========
Income taxes                               $        -   $        -   $        -
                                           ==========   ==========   ==========

Purchase of inventory with shareholder
  Loan                                     $   51,090   $        -   $        -
                                           ==========   ==========   ==========

See accompanying summary of notes to
unaudited condensed financial statements.

CROSS ATLANTIC COMMODITIES, INC.
(Formerly Business Advantage No. 17, Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

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

(4)  Loans Payable - Related Parties

During the six months ended June 30, 2007 advances aggregating $5,000 were made by the officers of the Company for working capital purposes. The advances are due on demand and have no stated interest rate. In addition the Company accrued $120,000 in services provided by its officers. The balance due aggregated $239,435 at June 30, 2007.

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

(6)  Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $7,263,224. In addition, the Company has no significant revenue generating operations.

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

The Company also entered into a Registration Rights Agreement with the Note Holders under which it was required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the notes and exercise of the warrants. The registration statement was filed on February 1, 2007 and is required to be effective by April 26, 2007. Because the registration statement was not effective by that date, the Company began to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when the registration statement will be effective and when the shares obtained can be freely sold without registration under Rule 144.

The proceeds related to $600,000 of the Convertible Notes were received on December 27, 2006 and the balance of the Convertible Notes will be issued and related proceeds received when the registration statement becomes effective.

The Convertible Notes bear interest at 8% per annum and have a maturity date of three years from the date of issuance. No interest is payable for any month in which the trading price of the Company's common stock is greater than $0.40 for each trading day during the month. The Company is not required to make any principal payments during the term of the Convertible Notes.

The Convertible Notes are convertible at any time into shares of the Company's common stock at the Note Holders' option, at a conversion price of 50% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.
Upon the occurrence of an event of default, as defined in the Convertible Notes, the Note Holders may demand repayment at an amount equal to the greater of (i) the then outstanding principal amount of the Convertible Notes, together with unpaid interest and any outstanding registration penalties (collectively, the "Default Sum") times 140% or (ii) the "parity value" of the Default Sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of such Default Sum, treating the Trading Day immediately preceding the prepayment date as the "conversion date" for purposes of determining the lowest applicable conversion price, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the prepayment date. Because the required registration statement was not effective by the due date, an event of default has occurred and is continuing.

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

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes and the Warrants are accounted for as derivative instrument liabilities (see Note 8) in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion option and the Warrants were recorded as derivative instrument liabilities. The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. The discount from the face amount of the Convertible Notes represented by the value initially assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Convertible Notes, using the effective interest method. Because the initial fair value of the Warrants and bifurcated derivative instruments exceeded the proceeds received, the Company recognized an initial charge to income for the difference.

A summary of the 8% Callable Secured Convertible Notes at June 30, 2007, is as follows:

                                                                      Carrying Value-
                                Face      Principal      Unamortized     June 30,
Issue Date     Due Date        Amount    Outstanding       Discount       2007
----------     --------        ------    -----------     -----------  ---------------
12-27-2006    12-27-2009     $  600,000  $  600,000       $ 596,765      $ 3,235

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

The agreement is on a month-to-month basis and may be terminated by either party on 30 days notice. As compensation for its services under the agreement, the Company issued to Goldbridge 500,000 shares of common stock and three common stock warrants, each for the purchase of 1,000,000 shares of common stock, at an exercise price of $0.10, $0.15 and $0.20, respectively. On November 13, 2006, the Company received cash proceeds of $100,000 on exercise of the warrant for 1,000,000 shares at an exercise price of $0.10 per share. The remaining 2,000,000 warrants, with exercise prices of $0.15 and $0.20, expired unexercised on May 31, 2007.

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

(9)  Derivative financial instrument liabilities

The Company is required to re-measure the fair value of its derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial option valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, risk-free interest rates at June 30, 2007 ranging from 4.87% to 4.96%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. The expected volatility of our common stock over the remaining life of the derivative instrument liabilities is based on a review of historical volatility of our common stock and has been estimated at 50%.

At June 30, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                           Exercise
                                             Price                   Value-
                                              Per        Value -    June 30,
Issue Date      Expiry Date     Warrants     Share    Issue Date     2007
----------      -----------     --------     -----    ----------   ---------
12-27-2006      12-27-2013     15,000,000    $0.30    $1,985,385  $1,363,204

12-27-2006      12-27-2013        157,143    $0.30        20,799      14,281
                                                                  ----------
Fair value of freestanding derivative
  instrument liabilities for warrants                             $1,377,485
                                                                  ----------

                                  Face
                                 Amount -                            Value-
                               Convertible              Value -     June 30,
Issue Date      Expiry Date     Warrants              Issue Date      2007
----------      -----------     --------             ----------    ---------
12-27-2006      12-27-2009      $600,000               $720,000   $3,336,810
                                                                  ----------
Fair value of bifurcated embedded derivative
instrument liabilities associated with the
Convertible Notes                                                 $3,336,810
                                                                  ----------
Total derivative financial instruments                            $4,714,295
                                                                  ==========

(10)     Stockholders' (Deficit)

During the period ended June 30, 2007, the Company issued 50,000 shares of common stock for cash aggregating $25,000 and 1,100,000 shares of common stock with a fair market value of $337,000 which has been charged to operations during the period.

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

Plan of Operations

Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We incurred net losses of $4,934,055 and $1,952,196 for the twelve months ended December 31, 2006 and six months ended June 30, 2007, respectively, and have an accumulated deficit of $5,311,028 and $7,263,224 at December 31, 2006 and June 30, 2007, respectively. As of June 30, 2007, we had total assets of $504,394 and total liabilities of $5,132,936 creating a stockholders' deficiency of $4,628,541. The Company currently has $329,130 in cash as of June 30, 2007.

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

The major retailers in the ice cream category may require us to carry inventory in order for us to meet lead times of two to three weeks. The general shipping time from Germany is expected to be between 30 and 45 days from the products leave the factory in Germany until it arrives at the retailer /customer in the United States. T his means that we may have to buy and import ice cream without a purchase order or a sale to our customers. If we are not able to sell this ice cream before the 1 year self life expires we may loose the entire value of the shipment. This may effect our revenues and profitability negatively.

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

Our product is new to the market (June 2007) and we do not have any customers (June 2007). Our ability to obtain and successfully sell our product to new customers will be important for our ability to become profitable. If we are not able to sell our products to retailers or distributors we may not be able to sell our retail coffee at all and this could have a negative effect on our profit and revenues.

Coffee at the moment (June 2007) and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

Plan of Operation.

Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2007, Cross Atlantic incurred a net loss of $(7,263,224). In addition, Cross Atlantic has no significant assets or revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of green coffee, retail coffee and ice cream, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. If the offering is not successful, we will have to seek alternative funding through additional advances, debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

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

If we do not successfully raise sufficient funds to maintain a hedge fund and obtain the letter of credit in a sufficient amount, we will have to explore other financing sources, yet to be determined. I f we do not obtain sufficient financing prior to end of October 2007, we will be in default under the commodities contract with Victoria Coffees and the contract may be terminated unless renegotiated, if at all possible.

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


Item 3. Controls and Procedures

During the six months ended June 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Michael Enemaerke, the Chief Executive Officer and Kim Beck-Nielsen, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the six months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the period ended June 30, 2007, the Company issued 50,000 shares of common stock for cash aggregating $25,000 and 1,100,000 shares of common stock with a fair market value of $337,000 which has been charged to operations during the period.

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

Exhibits included herewith are:

   31. Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

   32. Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002






                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 2, 2007

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director