Form 10KSB/A
period 2006-12-31
Cross Atlantic Commodities, Inc.
filed 2007-08-10
CIK 1311294

AMENDMENT 1 TO
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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


ITEM 8A CONTROLS AND PROCEDURES

During the year ended December 31, 2006 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Michael Enemaerke, the Chief Executive Officer and Kim Beck-Nielsen, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of December 31, 2006 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
+----------------------------------------------------------+----------------------------------------+
|                                                      | Long-Term Compensation                     |
+---------------------+--------------------------------+---------------------------+----------------+
|                     |      Annual Compensation       |          Awards           |    Payouts     |
+---------------------+--------+--------+--------------+------------+--------------+----------------|
|(a)         |   (b)  |   (c)  |  (d)   |     (e)      |    (f)     |     (g)      |   (h)    (i)   |
+------------+--------+--------+--------+--------------+------------+--------------+-------+--------+
|            |        |        |        |    Other     | Restricted | Securities   |       |        |
|            |        | Annual | Annual |    Annual    |    Stock   | Underlying   | LTIP  | All Other  |
|Name and
 Principal   | Fiscal | Salary | Bonus  | Compensation |   Awards   | Options/SARs | Payouts | Compensation|
|Position    |  Year  |  ($)   |  ($)   |     ($)      |     ($)    |     (#)      |   ($)   |      ($)    |
+------------+--------+--------+--------+--------------+------------+--------------+---------+-------------+
Michael Enemearke(1)
President, Chief
Executive Officer
               2006      0        0           0              0            0            0            0
               2005      0        0           0              0            0            0            0
Kim Beck-Neilsen(2)
CFO            2006      0        0           0              0            0            0            0
               2005      0        0           0              0            0            0            0

Jesse Starkman(3)
Secretary      2006      0        0           0              0            0            0            0
               2005      0        0           0              0            0            0            0
+-----------+--------+--------+--------+--------------+------------+--------------+---------+----------+

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

                                                             Accumulated
                                                              (Deficit)
                                  Common Stock    Additional    During        Total
                              -------------------  Paid in   Development Stockholders'
                              Shares        Amount Capital      Stage        Deficit
                              ------        ------  -------- ----------- -------------
March 19, 1998 -
 Issuance of common stock
  for services at $.001 per
  share                     2,000,000  $  2,000     $  740           --       2,740
Contributed services               --        --        500           --         500
Net loss                           --        --         --       (3,240)     (3,240)
                           ----------  --------     ------     ---------   --------
Balance December 31, 1998   2,000,000     2,000      1,240       (3,240)         --

Contributed services               --        --        500           --         500
Net (loss)                         --        --         --         (500)       (500)
                           ----------  --------     ------     --------   ---------
Balance December 31, 1999   2,000,000     2,000      1,740       (3,740)         --

Contributed services               --        --        500           --         500
Net (loss)                         --        --         --         (500)       (500)
                           ----------  --------     ------     --------   ---------
Balance December 31, 2000   2,000,000     2,000      2,240       (4,240)         --

Contributed services               --        --        500           --        500
Net (loss)                         --        --         --         (500)      (500)
                           ----------  --------     ------     --------   --------
Balance December 31, 2001   2,000,000     2,000      2,740       (4,740)        --

Contributed services               --        --        500           --        500
Net (loss)                         --        --         --         (500)      (500)
                           ----------  --------     ------     --------   --------
Balance December 31, 2002   2,000,000     2,000      3,240       (5,240)        --

Contributed services               --        --        500           --        500
Net (loss)                         --        --         --         (500)      (500)
                           ----------  --------     ------     --------   --------
Balance December 31, 2003   2,000,000     2,000      3,740       (5,740)        --

Shares issued for purchased
 research and development
 at 0.001 per share         8,950,000     8,950         --           --      8,950
Shares issued for services
 at $0.001 per share        9,450,000     9,450         --           --      9,450
Contributed services               --        --        500           --        500





Net (loss)                         --        --         --      (18,905)    (18,905)
                            ---------  --------     ------     --------   ---------
Balance December 31, 2004  20,400,000    20,400      4,240      (24,645)         (5)

Contributed services               --        --      6,000           --       6,000
Issuance of common stock
  for cash at $2.50 per
  share                        49,200        49    122,051           --     122,100
Issuance of common stock
  for services
 at $2.50 per share           100,000       100    249,900      -------     250,000
Net (loss)                         --        --         --     (352,328)   (352,328)
                           ----------  --------    -------     --------   ---------
Balance - December
  31, 2005                 20,549,200    20,549     382,191    (376,973)     25,767

Contributed services               --        --      60,000          --      60,000
Issuance of common stock
  for services at $0.10
  per share                   250,000       250      24,750          --      25,000
Issuance of common stock
  for services at $0.56
  per share                   250,000       250     139,750          --     140,000
Issuance of common stock
  for cash at $0.10 per
  share for option exercise 1,000,000     1,000      99,000          --     100,000
Issuance of common stock
  for services at $0.66
  per share                   500,000       500     329,500          --     330,000
Issuance of common stock
  for services at $0.75
  per share                    33,140        33      24,967          --      25,000
Issuance of warrants               --        --   1,482,727          --   1,482,727
Warrants transferred to
  derivative liability             --        --    (292,785)         --    (292,785)
Net (loss)                         --        --          --  (4,934,055) (4,934,055)
                           ----------  --------    --------   ---------   ---------
Balance - December
  31, 2006                  2,582,340 $  22,582  $2,250,100 $(5,311,028) $(3,038,346)
                           ==========  =========  ========= ===========  ===========

See accompanying notes to financial statements.

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005, and for the Period From March 12, 1998 (Inception) to December 31, 2006

                                                From
                                           March 12, 1998
                                           (Inception) to
                                             December 31,
                                                2006             2006         2005
                                           --------------      --------     --------
Cash flows from operating activities:
   Net (loss)                            $ (5,311,028)   $ (4,934,055)   $   (352,328)
   Adjustments to reconcile net (loss)
    to net cash usedby operating
    activities:
      Derivative expense                    2,623,978       2,623,978              --
      Warrant based consulting expense      1,482,727       1,482,727              --
      Stock issued for services and
        contributed services                  860,640         580,000         256,000
      Prepaid expenses                         (5,000)         (5,000)             --
      Inventory                               (13,587)         21,876          15,627
      Accounts payable and accrued
        expenses                              132,778         132,778              --
      Debentures payable                        1,144           1,144              --
                                         ------------    ------------    ------------
Net cash (used by) operating activities      (228,348)        (96,552)        (80,701)
                                         ------------    ------------    ------------

Cash flows from investing activities:
   Restricted cash                               (800)         49,350         (50,150)
   Purchase of equipment                       (3,030)         (3,030)           --
                                         ------------    ------------    ------------
Net cash provided by (used by)
  investing activities                         (3,830)         46,320         (50,150)
                                         ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock      222,100         100,000         122,100
   Proceeds from sale of debentures            550,000         550,000            --
   Increase in shareholders' loans             210,435          86,400          72,845
                                          ------------    ------------    ------------
Net cash provided by financing activities      982,535         736,400         194,945
                                          ------------    ------------    ------------

Net increase in cash                           750,357         686,168          64,094
Cash at beginning of period                         --          64,189              95
                                          ------------    ------------    ------------
Cash at end of period                     $    750,357    $    750,357    $     64,189
                                          =============   ============    ============


Supplemental cash flow information:
   Cash paid during the period for:
      Interest                            $     10,000    $         --    $     10,000
                                          ============    ============    ============
      Income taxes                        $         --    $         --    $         --
                                          ============    ============    ============

Non-cash financing and investing:
   Warrants transferred to derivative
     liability                            $    292,785    $    292,785    $         --
                                          ============    ============    ============

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

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140". This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

(b)    List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31-1 - 302 certification
  Exhibit 31-2 - 302 certification
  Exhibit 32-1 - 906 certification
  Exhibit 32-2 - 906 certification


 (B)    REPORTS ON FORM 8-K
None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by Stark Winter Schenkein & Co., LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form SB-2 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were approximately $20,000 and $15,000.

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

Date:    August 9, 2007

Cross Atlantic Commodities, Inc.

/s/ Michael Enemaerke
------------------------------
By: Michael Enemaerke, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


Cross Atlantic Commodities, Inc.

Date:  August 9, 2007       /s/ Michael Enemaerke
                           ----------------------
                           By: Michael Enemaerke
                               President, Chief Executive Officer

       August 9, 2007       /s/ Kim Beck-Nielsen
                           ----------------------
                           By: Kim Beck-Nielsen
                               Chief Financial Officer and Controller

       August 9, 2007       /s/ Jesse Starkman
                           ----------------------
                           By: Jesse Starkman
                               Director