Form 10QSB/A
period 2007-03-31
Cross Atlantic Commodities, Inc.
filed 2007-08-10
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT 1 TO
FORM 10-QSB

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


Item 3. Controls and Procedures

During the three months ended March 31, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Michael Enemaerke, the Chief Executive Officer and Kim Beck-Nielsen, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of March 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 9, 2007

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director