Form 10KSB/A
period 2006-12-31
Cross Atlantic Commodities, Inc.
filed 2007-08-20
CIK 1311294

AMENDMENT 2 TO
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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


ITEM 8A CONTROLS AND PROCEDURES

During the year ended December 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

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

Date:    August 20, 2007

Cross Atlantic Commodities, Inc.

/s/ Michael Enemaerke
------------------------------
By: Michael Enemaerke, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


Cross Atlantic Commodities, Inc.

Date:  August 20, 2007       /s/ Michael Enemaerke
                           ----------------------
                           By: Michael Enemaerke
                               President, Chief Executive Officer

       August 20, 2007       /s/ Kim Beck-Nielsen
                           ----------------------
                           By: Kim Beck-Nielsen
                               Chief Financial Officer and Controller

       August 20, 2007       /s/ Jesse Starkman
                           ----------------------
                           By: Jesse Starkman
                               Director