Form 10QSB/A
period 2007-03-31
Cross Atlantic Commodities, Inc.
filed 2007-08-20
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT 2 TO
FORM 10-QSB

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


Item 3. Controls and Procedures

During the three months ended March 31, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

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

Dated:  August 20, 2007

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director