Form 10QSB
period 2007-09-30
Cross Atlantic Commodities, Inc.
filed 2007-11-14
CIK 1311294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

2800 Glades Circle, Suite 124
Weston, FL 33327
--------------------------------------------
(Address of principal executive offices, Zip Code)

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

The number of outstanding shares of the registrant's common stock, September 30, 2007: Common Stock - 23,732,340

 PART I -- FINANCIAL INFORMATION

Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, September 30, 2007(unaudited)
Statements of Operations for the nine months ended September 30, 2007 and 2006 and for the Period From March 12, 1998 (inception) to
September 30, 2007 (unaudited)
Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and for the Period from March 12, 1998 (inception) to September 30, 2007 (unaudited)
Notes to financial statements

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets:
  Cash                                                     $  219,729
  Cash - restricted                                               800
  Accounts receivable, net                                     24,790
  Prepaid expenses                                             20,202
  Inventory                                                     8,478
                                                           ----------
    Total current assets                                   $  273,999
                                                           ----------

  Furniture and equipment, net                                  4,178

  Security deposits                                             1,625
                                                           ----------

    Total Assets                                           $  279,802
                                                           ==========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                    $  126,407
  Loans payable - stockholders                                233,435
                                                           ----------
    Total current liabilities                                 359,842
                                                           ----------

Non-current Liabilities
  Secured convertible notes                                     5,483
  Derivative liability                                      9,264,733
                                                           ----------
  Total non-current liabilities                             9,270,216

Stockholders' (deficit):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 23,732,340 shares issued and outstanding        23,732
  Additional paid in capital                                2,610,950
  (Deficit) accumulated during development stage          (11,984,938)
                                                           ----------
                                                           (9,350,256)
                                                           ----------
                                                           $  279,802
                                                           ==========
See the accompanying summary of notes to unaudited condensed financial statements.

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
September 30, 2007
(Unaudited)

                         From March
                          12, 1998
                       (Inception) to   For the Three Months      For the Nine Months
                        September 30,     Ended September 30,     Ended September 30,
                            2007         2007         2006         2007         2006
                         ----------   ----------   ----------   ----------   ----------
Revenue                 $   721,098   $   14,599   $        -   $  149,494   $  342,485
Cost of goods sold          710,452       26,863            -      148,450      351,160
                        -----------   ----------   ----------   ----------   ----------
   Gross income              10,646      (12,264)           -        1,044       (8,675)
                        -----------   ----------   ----------   ----------   ----------
Expenses:
General and
 administrative expenses  3,436,758      123,660       33,211      765,142      109,891
Purchased research and
 development                 11,690            -            -            -            -
                         ----------   ----------   ----------   ----------   ----------
                          3,448,448      123,660       33,211      765,142      109,891
                        -----------   ----------   ----------   ----------   ----------
  Net (loss) before
   other income and
   expenses             (3,437,802)     (135,924)     (33,211)    (764,098)    (118,566)
Other income and
  (expenses):
  Derivative income
    (expense)           (8,421,948)   (4,550,438)           -   (5,797,970)           -
  Interest income              387             -            -            -            -
  Interest expense        (125,575)      (35,352)           -     (111,842)           -
  Provision for income
    taxes                        -             -            -            -            -
                         ---------    ----------   ----------   ----------   ----------
                        (8,547,136)   (4,585,790)           -   (5,909,812)           -
                        ----------    ----------   ----------   ----------   ----------
  Net (loss)          $(11,984,938)  $ (4,721,714) $  (33,211) $(6,673,910)  $ (118,566)
                       ===========   ===========  ===========  ===========   ==========
(Loss) per common share
 Basic and fully
  diluted                              $  (0.20)   $    (0.00)  $    (0.29)  $    (0.01)
                                       ========    ==========   ==========   ==========
Weighted average number
 of shares outstanding
 Basic and Fully diluted              23,732,340    20,549,200   23,338,567   20,549,200
                                      ==========    ==========   ==========   ==========

See accompanying summary of notes to
unaudited condensed financial statements.

Cross Atlantic Commodities, Inc.
(Formerly Business Advantage No.17, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006, and for the Period From March 12, 1998 (Inception) to September 30, 2007

                                           From March
                                            12, 1998      For the Six Months
                                           (Inception)    Ended September 30,
                                         to September 30, ------------------
                                              2007         2007         2006
                                           ----------   ----------   ----------
Cash flows from operating activities:     ----------   ----------   ----------
Net cash (used in) operating activities   $ (625,216)  $  (396,868)  $  (84,527)
                                           ----------   ----------   ----------

Cash flows from investing activities:
  Restricted cash                                (800)           -          350
  Purchase of furniture and equipment          (4,790)      (1,760)           -
                                           ----------   ----------   ----------
Net cash provided by (used in)
 investing activities                          (5,590)      (1,760)         350
                                           ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock      247,100       25,000            -
  Proceeds from sale of debentures            550,000            -            -
  Increase in shareholder loan                 53,435     (157,000)      38,123
                                           ----------   ----------   ----------
Net cash provided by (used in)
   financing activities                       850,535     (132,000)      38,123
                                           ----------   ----------   ----------

Net increase (decrease) in cash               219,729     (530,628)     (46,054)
Cash - January 1                                    -      750,357      114,339
                                           ----------   ----------   ----------
Cash - September 30                        $  219,729   $  219,729   $   68,285
                                           ==========   ==========   ==========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                               $   11,144   $        -   $        -
                                           ==========   ==========   ==========
Income taxes                               $        -   $        -   $        -
                                           ==========   ==========   ==========

Purchase of inventory with shareholder
  Loan                                     $   51,090   $        -   $        -
                                           ==========   ==========   ==========

See accompanying summary of notes to
unaudited condensed financial statements.

CROSS ATLANTIC COMMODITIES, INC.
(Formerly Business Advantage No. 17, Inc.)
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

(4)  Loans Payable - Related Parties

During the nine months ended September 30, 2007 advances aggregating $5,000 and repayments aggregating $162,000 were made by the officers of the Company for working capital purposes. The advances are due on demand and have no stated interest rate. In addition the Company accrued $180,000 in services provided by its officers. The balance due aggregated $233,435 at September 30, 2007.

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

 (6)  Basis of Reporting
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $11,984,438. In addition, the Company has no significant revenue generating operations.

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

The Company also entered into a Registration Rights Agreement with the Note Holders under which it was required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the notes and exercise of the warrants. The registration statement was filed on February 1, 2007 and is required to be effective by April 26, 2007. Because the registration statement did not become effective until October 22, 2007, the Company began to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. The Company accrues any penalties incurred to date, together with an estimate of the penalties that may be incurred in the future, based on the Company's expectation of when the registration statement will be effective and when the shares obtained can be freely sold without registration under Rule 144.

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

Upon the occurrence of an event of default, as defined in the Convertible Notes, the Note Holders may demand repayment at an amount equal to the greater of (i) the then outstanding principal amount of the Convertible Notes, together with unpaid interest and any outstanding registration penalties (collectively, the "Default Sum") times 140% or (ii) the "parity value" of the Default Sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of such Default Sum, treating the Trading Day immediately preceding the prepayment date as the "conversion date" for purposes of determining the lowest applicable conversion price, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the prepayment date. Because the required registration statement was not effective by the due date, an event of default has occurred and is continuing. However, the Note Holders have not demanded repayment nor have they indicated that they will demand repayment.

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

A summary of the 8% Callable Secured Convertible Notes at September 30, 2007, is as follows:

                                                                 Carrying Value-
                          Face     Principal      Unamortized     September 30,
Issue Date   Due Date    Amount  Outstanding      Discount           2007
-------------------------------------------------------------------------------
12-27-2006  12-27-2009  $600,000   $600,000       $594,517         $5,483

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

(9)  Derivative financial instrument liabilities

The Company is required to re-measure the fair value of its derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial option valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, risk-free interest rates at September 30, 2007 ranging from 4.64% to 4.96%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. The expected volatility of our common stock over the remaining life of the derivative instrument liabilities is based on a review of historical volatility of our common stock and has been estimated at 50%.

At September 30, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                                   Exercise                  Value -
                                                    Price                  September
                  Expiry                             Per        Value -        30
Issue Date         Date           Warrants          Share     Issue Date      2007
-------------------------------------------------------------------------------------
12-27-2006      12-27-2013       15,000,000         $0.30       $1,985,385   $252,092
12-27-2006      12-27-2013          157,143         $0.30           20,799      2,641
                                                                             --------
Fair value of freestanding derivative instrument liabilities for warrants    $254,733
                                                                             --------

                                   Face                                      Value -
                                  Amount -                                 September
                  Expiry        Convertible                    Value -        30
Issue Date         Date            Notes                    Issue Date        2007
-------------------------------------------------------------------------------------
12-27-2006      12-27-2009       $600,000                    $720,000      $9,010,000
                                                                           ----------
Fair value of bifurcated embedded derivative instrument liabilities         9,010,000
                                                                           ----------
Total derivative financial instruments                                     $9,264,733

 (10)     Stockholders' (Deficit)

During the period ended September 30, 2007, the Company issued 50,000 shares of common stock for cash aggregating $25,000 and 1,100,000 shares of common stock for services with a fair market value of $337,000 which has been charged to operations during the period.

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

Plan of Operations
Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We incurred net losses of $(6,673,910) and $(118,566) for the nine months ended September 30, 2007 and 2006, respectively, and have an accumulated deficit of $11,984,938 at September 30, 2007. As of September 30, 2007, we had total assets of $279,802 and total liabilities of $9,630,058 creating a stockholders' deficiency of $(9,350,256). The Company currently has $219,729 in cash as of September 30, 2007.

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

The major retailers in the ice cream category may require us to carry inventory in order for us to meet lead times of two to three weeks. The general shipping time from Germany is expected to be between 30 and 45 days from the products leave the factory in Germany until it arrives at the retailer /customer in the United States. This means that we may have to buy and import ice cream without a purchase order or a sale to our customers. If we are not able to sell this ice cream before the 1 year shelf life expires we may loose the entire value of the shipment. This may affect our revenues and profitability negatively.

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

The purchase orders we may receive could be larger than what we are able to finance. If we are not able to finance these orders we may have to cancel out the order or try to cut the orders down in size. If we are not able to cut the orders in size we may lose the customer and this could have a negative effect on our revenues and profit.

Our profits could be negatively affected if any of the following occur:

   -  If we are not able to find a buyer or retailer that will retail our products.
   - If Durigon are no longer capable or willing to supply us, whether financially able or psychically able.
   -  If the price of transportation goes up
   -  If there is an embargo on Germany
   -  If the fluctuation between the Dollar and the Euro is more than
5%
   -  If Durigon sells all of their ice cream to the European market.
   - If production to other countries exceed the production capacity of the factory.
   -  If there is a war or force majure situation

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

Plan of Operation.

Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2007, Cross Atlantic incurred a net loss of $(11,984,938). In addition, Cross Atlantic has no significant assets or revenue generating operations.

For the three months ended September 30, 2007, Cross Atlantic had revenue of $14,599 with a cost of goods sold of $26,863 resulting in gross loss of $12,264 compared to no revenues or cost of goods sold for the same period in 2006.

For the three months ended September 30, 2007, Cross Atlantic had general and administrative expenses of $123,660 compared to $33,211 for the same period in 2006. The increase was due to increased operations and the expenses related to the recent financing and registration expenses.

For the nine months ended September 30, 2007, Cross Atlantic had revenue of $144,494 with a cost of goods sold of $148,450 resulting in gross income of $1,044 compared to revenues of $342,485 with a cost of goods sold on $351,160 resulting in a gross loss of $8,675 for the same period in 2006.

For the nine months ended September 30, 2007, Cross Atlantic had general and administrative expenses of $765,142 compared to $109,891 for the same period in 2006. The increase was mainly due to the expenses related to the recent financing and registration expenses.

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

Cross Atlantic expects to generate revenues by purchasing ice cream from Durigon Gelato GmbH in Germany and selling it to major US retailers on an exclusive basis. Cross Atlantic has obtained the exclusive distribution agreement for all products and we solicited purchase orders from major retailers in the first half of 2007 and begin deliveries in June of 2007.

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

We expect to present our retail coffee through a broker network, giving us the advantage of the relationship between the broker and retailer. We began to obtain orders in the first half of 2007 and began deliveries by July 2007.

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

Item 3. Controls and Procedures

During the three months ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Michael Enemaerke, the Chief Executive Officer and Kim Beck-Nielsen, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds.

During the period ended September 30, 2007, the Company issued 50,000 shares of common stock for cash aggregating $25,000 and 1,100,000 shares of common stock with a fair market value of $337,000 which has been charged to operations during the period.

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

Dated:  November 14, 2007

Cross Atlantic Commodities, Inc.

By  /s/Michael Enemaerke
    ------------------------
    Michael Enemaerke
    President and Director