Form 10KSB
period 2007-12-31
Cross Atlantic Commodities, Inc.
filed 2008-04-14
CIK 1311294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


                       Commission File Number 333-1311294


                        Cross Atlantic Commodities, Inc.
                 (Name of Small Business Issuer in its charter)


             Nevada                                       76-0768756
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification number)


                  4581 Weston Road Suite #273 Weston, FL 33331
               (Address of principal executive offices) (Zip Code)


                 Issuer's telephone number, including area code:
                                 (305) 970-7039

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

         Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes __x__ No _____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __x__

The Issuer's revenues for the fiscal year ended December 31, 2007 were $145,022.

The number of shares of Issuer's $.001 par value common stock outstanding as of December 31, 2007, was 25,354,340 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

  Transitional Small Business Disclosure Format (check one) Yes _____ No __x__

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
Item 1.    Description of Business                                            4
Item 2.    Description of Property                                            9
Item 3.    Legal Proceedings                                                 10
Item 4.    Submission of Matters to a Vote of Security Holders               10

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters and 10 Small Business Issuer Purchases of Equity Securities
Item 6.    Management's Discussion and Analysis or Plan of Operation         11
Item 7.    Financial Statements                                              16
Item 8.    Changes in and Disagreements with Accountants on                  16
           Accounting and Financial Disclosure
Item 8A.   Controls and Procedures                                           16

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
           Exchange Act                                                      17
Item 10.   Executive Compensation                                            18
Item 11.   Security Ownership of Certain Beneficial Owners and               20
           Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions, and Director 20 Independence
Item 13.   Exhibits                                                          21
Item 14.   Principal Accountant Fees and Services                            21

                                     PART I

ITEM 1. BUSINESS

General

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

         Prior to the change of control in October 2004, we were a blank check company with no operations. From October 2004 through September 30, 2005, our new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchase made during this period was a test leading up to the point of our first contract shipment with Victoria Coffees in October 2005.

         Throughout 2007, we continued to focus our efforts in the coffee business as well as the food packaging consulting business. We also focused our efforts on marketing a variety of food products to wholesale retail chains throughout North America.


Operations

         Cross Atlantic imports and delivers coffee and coffee related products to customers located in the United States, Europe and Asia. Cross Atlantic had minimal revenues of $145,022 for the year ended December 31, 2007 attributable to sales of ice cream products.

         Coffee is a commodity traded on the Commodities and Futures Exchange and is subject to price fluctuations. Based on information provided by the Commodities and Futures Exchange, over the past five years, the average price per pound of coffee beans ranged from approximately $.41 to $1.75. The price for coffee beans on the commodities market as of December 31, 2007, was $1.65 per pound.

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

         Coffee bought in accordance with our new Victoria Contract started in October 2005, but was later terminated because Victoria Coffees was unable to fulfill the contract.

         In November 2006, Cross Atlantic announced the commencement of operations for a new wholesale food division. Cross Atlantic will be producing its own brand name coffee and obtaining exclusive distribution contracts with manufactures outside the United States. Cross Atlantic will be presenting products to all major retailers throughout the United States through our extensive broker network, which, along with existing relationships, has enabled us to go direct to most major chains. We estimate serving at least the top 50 coffee retailers, along with established distribution houses.

         Our wholesale food division will also enable Cross Atlantic to achieve substantial revenue growth and profit if the strategy of selling retail coffee and other products manufactured outside the United States directly or indirectly to major U.S. retailers proves to be successful.

         Cross Atlantic will be looking for products that on an exclusive basis can be sold in the United States market and products that are unique to the specific food category. Cross Atlantic looks for products that are mainstream such as, for example, coffee and ice cream, yet has a twist or a uniqueness about them such as a unique design, flavor or flair.

         Cross Atlantic has started its wholesale food division to import niche products from around the Globe, mainly Europe, where we have our European office sourcing products. We target food related items that are not currently being distributed in the United States, but will integrate easily into the American marketplace. The key is the product more than the customers, who are looking for items that are unique products and that will bring added value to their stores. The key to our business is sourcing products, and finding the right fit and the right manufacturer who will work with us to develop the market. Finding these manufacturers is key to our success.

         In December 2006, Cross Atlantic launched a retail coffee product under the company's own brand name, "BlackWhite Coffee." We are just beginning to market our product throughout the United States, presenting to all major retailers and distribution houses.

         Cross Atlantic will be manufacturing product in both Europe and the United States. The first production of ready made retail coffee has been produced for Cross Atlantic by Peter Larsens Coffee in Denmark. The production is aimed at presenting the products to retailers and brokers in order to obtain small orders and get production in place for larger orders in the future. Cross Atlantic is currently looking to outsource sales of the BlackWhite Coffee in Denmark and the United Kingdom to a locally established company in order to sell the products produced by Cross Atlantic without dealing directly with the consumer or retailer in the two countries.

         Cross Atlantic is currently looking into the possibility of roasting the BlackWhite Coffee aimed at the United States market with a roaster in the United States. It is our goal to produce all retail coffee to be sold in the United States locally within the country. Until a relationship with a roasting facility in the United States has been found, Cross Atlantic expects to produce the coffee in Denmark at Peter Larsens Coffee. Distribution of the retail coffee began in the first quarter of 2007 through our current networks, with additional sales to be driven from a web based marketing effort. We will launch this effort with a "direct from source, direct to consumer" marketing approach. Cross Atlantic has also secured the domain name for www.blackwhitecoffee.com

         BlackWhite Coffee is a series of high quality consumer products manufactured by Cross Atlantic in joint venture with coffee growing communities ensuring sustainable business and trading terms for the individual farmer and a superior quality for the consumer.

         BlackWhite Coffee is made with the finest green coffee beans available, made from AA Arabica that originates from the Region of Mt. Elgon in East Africa. BlackWhite Coffee is a truly sophisticated blend, ensuring the consumer of one of the finest coffees available. Buying green coffee at origin enables us to eliminate the middleman, which gives us a competitive edge when evaluating on a cost basis. Our low cost basis benefits sales on two fronts. Cross Atlantic is now able to provide exceptional quality products with increased profit margins, since we are direct to source, and distributors and retailers are enticed by our cheaper prices. Our marketing strategy is to give the retailer a healthy margin, meanwhile selling a premium coffee at well below our competitor's prices.

         Cross Atlantic intends to buy the coffee to be used for the BlackWhite Coffee direct once the production is running a full 40,000 pounds minimum per roast. Cross Atlantic aims to buy coffee to be used for smaller quantities through relationships with brokers such as Berhard Rothfos GmbH in Hamburg, Germany. Coffee bought for smaller quantities may only be available at higher prices, which likely have a negative impact on our profit margin.

         For its wholesale food division, Cross Atlantic has signed an exclusive distribution agreement with German Ice Cream producer Durigon Gelato GmbH in Bremen, Germany. Durigon is a producer of unique ice cream products sold at a competitive price throughout Europe. Durigon is a family owned business with more than 30 years of experience and revenues exceeding 20 million dollars. Cross Atlantic is currently presenting the products mostly fit for the US market to three of the largest US retailers.

Marketing Strategy

         The Ugandan coffees are well known to the European market. It is the objective for Cross Atlantic to sell our products at the highest level the market will bear, and currently we are in touch with European traders who have expressed interest in purchasing our products for the European market. Once Cross Atlantic has bought coffee from a supplier and we plan to sell the product at the Coffee, Sugar, and Cocoa Exchange in New York. However, from the time the coffee is purchased, we will do everything we can to sell the coffee to a private buyer at a premium price. If a European or Asian buyer agrees to purchase the coffee at a transshipment point for a premium, Cross Atlantic may agree to sell the coffee on a cash or letter of credit basis with the title being transferred to the buyer.

         Cross Atlantic intends to sell its products in the shortest amount of time at the highest price possible. We intend to work with coffee brokers in Europe and the United States to have them compete for the best sale.

         Cross Atlantic intends to market its retail coffee, BlackWhite Coffee, on price, quality and social story. The coffee is a gourmet AA Arabica quality that normally retails in the high-end price range. Cross Atlantic wants to retail the coffee in the mid to lower end price range, giving retailers and consumers a good value at a good price point. Cross Atlantic would also like to brand the coffees social story by explaining to consumers the direct link between the coffee and the farmers via labeling and packaging. By buying direct, Cross Atlantic supports the farming communities in Uganda thereby insuring the farmers a fair price and a place to sell their products.

         Cross Atlantic intends to market its Durigon Ice Cream product line directly to major retailers. These products will be sold on their unique design and competitive price. The ice cream first presented is a line of "cuppas" that are not currently being sold in the United States. As an example we will market a "spaghetti ice cream" that is fun for children. The ice cream looks like a small cup of spaghetti. The spaghetti is made of vanilla ice cream, the "tomato sauce" is made from strawberry and the "cheese" is made from white chocolate.

Our Suppliers

         Cross Atlantic initially will import coffee from East Africa beginning with Uganda and then expand into the following countries:

         - Rwanda - Kenya
         - Ethiopia - Cameroon
         - Burundi - DR Congo

         Based on our in-house research and statistics provided by the Uganda Coffee Development Authority, we believe the strategic benefits to obtaining coffee from Uganda include the following:

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

Pricing.

         Our price of the coffee is determined by the price of the coffee contract on the Coffee, Sugar, Cocoa Exchange. We buy at "C" price minus $.14 per lb. at a date determined by the supplier.

         As soon as we obtain the fixed price from Uganda, we can hedge/fix the price in New York to make sure that we get our margin of $.14. The hedge is done by a "floor man" working for a company with a seat on the exchange. Once the price is hedged, we get our price with no influence from the fluctuations on the market

Coffee Brokering.

         ADM Investor Services, Inc., a New York Board of Trade licensed company, has orally agreed to act as a broker on our behalf with the New York Board of Trade once we have obtained sufficient financing to commence operations.

         We also have an oral agreement with John P. Casey, a certified grader for Anderson Co. in Chappaqua, New York. Mr. Casey will receive 1% of the selling price on the coffee he sells.

Durigon Gelato Contract.

         On December 8, 2006, Cross Atlantic finalized and entered into an exclusive distribution agreement with Durigon Gelato GmbH, Germany. Pursuant to the contract, Cross Atlantic will buy per purchase order and Durigon Gelato will deliver a minimum of 10 containers of ice cream with approximately 3,200 cases of ice cream in each container during the first year of the agreement and during each subsequent year for five years. Cross Atlantic may under this contract opt to buy substantially larger quantities.

         The price for the quantity to be purchased and sold is fixed for one year and will be negotiated in good faith every year in October for the following year. Payments will be made by documentary letter of credit.

         Cross Atlantic has the exclusive right to purchase all of the ice cream that Durigon has available to sell for distribution in America.

Regulatory Issues and Procedures.
--------------------------------

         In order to export ice cream from Germany, Cross Atlantic needs to obtain a veterinarian certificate from the department of agriculture. Cross Atlantic will also need a FDA registration and a customs bond. Durigon Gelato GmbH will need to maintain its international food standard certification and issue Cross Atlantic a certificate stating that the milk used in the ice cream did not come from cows with foot and mouth decease. Cross Atlantic will have to pay a 20% duty to the United States on all products imported from Durigon.

         In order to export coffee from Uganda, Victoria Coffees needs to obtain an export license for every container. Uganda Coffee Development Authority grants the export license. The coffee needs to be followed by a commercial invoice to clear customs and a certificate of origin. Also, all coffee bags need to be stamped with the exporter's name (Victoria Coffees) and exporter number, for trace of origin.

         Cross Atlantic normally takes title after an original bill of lading has been issued and handed over to Cross Atlantic, together with the export license and commercial invoice.

         Brauner International then submits a prior notice of cargo arriving to the United States Food and Drug Administration, using the information from the bill of lading.

         Five days prior to the coffees' arrival in the United States, Brauner International will declare the goods to United States Customs. United States Customs will under normal circumstances clear the coffee before the arrival of the vessel into the United States port.

         If Customs or the Food and Drug Administration want to conduct an inspection, they will put a hold on the cargo and the coffee cannot be released before the inspection is completed.

         Once the cargo has been released, Cross Atlantic will be able to move the coffee from the port and into a bonded coffee warehouse or directly to a customer.

         Cross Atlantic is in the process of entering the C-TPAT program. The program is a partnership program with the United States Customs and Border Patrol. The program is aimed at securing the cargo through supply chain control, and supplying the Customs and Border Patrol with information on loading, handling and Cross Atlantic suppliers.

         Cross Atlantic will make all possible efforts to assist all local governments in fighting global terrorism and drug trafficking by providing maximum disclosure and information about our cargo.

Customers

         To date, all of our revenues have been generated by two single customers, Balzac Bros & Co., Inc. and Louis Dreyfus Coffee Division Inc. Initially, we will sell our coffee through NYBOT/CSCE exchange, brokers, trade houses and coffee roasters. These customers will be located in the United States, Europe and Asia.

         Our ice cream will be marketed to major retailers such as the five largest volume retailers in the United States. Once customers in this category have been established, we will aim our products at the secondary markets such as regional supermarkets, convenience stores and distributors.

Employees

         We presently have two full time employees and one full time consultant. We intend to enter into a management contract with our two full time employees in the near future. Terms and conditions of these agreements have not yet been determined.


ITEM 2. PROPERTIES

On December 31, 2007 our lease obligation at 2800 Glades Circle terminated and we are month to month until a new location if secured. We have a new physical address at 4581 Weston Road, #273, Weston, Florida 33331, where we receive our mail and packages. We are also using an office in Miami, Florida where we have no rent or lease obligation.

ITEM 3. LEGAL PROCEEDINGS.

         We are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the last quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of our security holders, through the solicitation of proxies.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock is currently quoted on the OTCBB under the symbol "CXAC." There is a limited trading market for our common stock. The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years, and the subsequent interim period. These quotations as reported by the OTC BB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.


                  Fiscal 2007                 High        Low
                  -----------                 ----        ---
                  First Quarter (2)           $.75        $.032
                  Second Quarter (1)          $.39        $.15
                  Third Quarter (1)           $.29        $.06
                  Fourth Quarter (1)          $.09        $.01

                  Fiscal 2006                 High        Low
                  -----------                 ----        ---
                  First Quarter               $ (3)       $ (3)
                  Second Quarter              $ (3)       $ (3)
                  Third Quarter               $ (3)       $ (3)
                  Fourth Quarter              $ (4)       $ (4)

_________________
(1) This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.
(2)  This represents the closing price for the stock on the OTC Bulletin Board.
(3) Our common stock was not quoted on the OTC Bulletin Board during the first three quarters of 2006.
(4) Although our common stock was initially quoted on the OTC Bulletin Board during the fourth quarter of 2006, our management has been unable to obtain information regarding actual prices quoted.

        All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified inter-dealer quotation medium.

Holders

         As of December 31, 2007, we had 103 shareholders of record, holding 25,354,340 common shares.

Dividends

         Historically, we have not paid dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Purchases of Common Equity Securities

         We did not purchase any common equity securities during 2006 or 2007.


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

Plan of Operations

Trends and Uncertainties.

         We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Although we had net income of $1,198,083 for the twelve months ended December 31, 2007, we had an accumulated deficit of $4,112,945 at December 31, 2007. As of December 31, 2007, we had total assets of $4051 and total liabilities of $1,478,601 creating a working capital deficiency of $230,993. The Company currently has approximately $87 in cash as of December 31, 2007.

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

         Our BlackWhite Coffee is currently being produced at Peter Larsens coffee roaster in Denmark. We do not own this coffee facility and we may not be able to produce our coffee at this facility in the future. If we are not able to produce our retail coffee at Peters Larsens coffee roaster our revenues and profit could be effected negatively.

         Our product is new to the market (December 2007) and we do not have any Customers. Moving forward in 2008, our ability to obtain and successfully sell our product to new customers will be important for our ability to become profitable. If we are not able to sell our products to retailers or distributors we may not be able to sell our retail coffee at all and this could have a negative effect on our profit and revenues. Throughout 2008, we have plans to aggressively market, package, advertise and enter into joint agreements with other food/product vendors to better place our product in stores, restaurants and homes.

         Coffee at the moment (December 2007) and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

         Our profits could be negatively affected if any of the following occur:

         - If we are not able to find a private buyer or we need to sell our coffees on the Coffee, Sugar, Cocoa Exchange, we will make less profit or we might not be able to bring in a profit at all.
         - If Victoria Coffees are no longer capable or willing to supply us, whether financially or otherwise.
         - If the price of transportation goes up
         - If there is an embargo on Uganda or Kenya
         - If there is civil insurrection
         - If one of our competitors are able to buy up all the coffee from farmers
         - If production in other countries exceed the world market demand prices may go down without our ability to get cheaper products.
         - If there is a war or force majeure situation.

Plan of Operation.

         Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2007, Cross Atlantic incurred a net loss of $(4,112,945). In addition, Cross Atlantic has no significant assets or revenue generating operations.

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

         The price of coffee on the Coffee, Sugar, and Cocoa Exchange at the time of the hedge becomes the purchase/selling price for Cross Atlantic.

         The price is by agreement discounted at a fixed differential that can vary from product to product. For washed Uganda Arabica Green coffee the differential is by contract set to be $.14 per pound.

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

         Cross Atlantic expects to generate revenues by purchasing ice cream from Durigon Gelato GmbH in Germany and selling it to major US retailers on an exclusive basis. Cross Atlantic has obtained the exclusive distribution agreement for all products and began to solicit purchase orders from major retailers in the first half of 2007.

         We expect to import and sell the ice cream products with a minimum gross profit of 45% and a minimum net profit of 20%. The large difference between gross profit and net profit is mainly due to a 20% import duty into the United States. The duty is due to the nature of the product being a dairy product.

         As an example we expect to retail a 6 pack cuppa ice cream for 5, 10 dollars. Our sales price to the retailer is 4, 08 dollars and our cost to the retailer is expected to be 3, 25 dollars.

         Cross Atlantic expects to generate revenues by producing BlackWhite Coffee in Denmark. We expect our production price to be 1, 35 dollar per 12oz bag, with a wholesale price to the retailers of 2, 00 to 2, 10. We expect that the retailers will offer the coffee to consumers for 2, 99 making BlackWhite Coffee one of the cheapest gourmet coffees sold. Our price compares to a regular quality but our quality compares to a high end gourmet coffee.

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

         In order to successfully implement our business plan, we need to obtain sufficient financing to cover a hedge account so Martell, LLC will provide a letter of credit in an amount large enough to:

         - cover the price of the coffee supplied by a base supplier
         - enable us to maintain our written agreement with Triland USA, Inc. to act as our coffee broker on the NYBOT exchange.

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

         Our financial statements may be found beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, there were no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Michael Enemaerke, while he was the Chief Executive Officer, and Kim Beck-Nielsen, while he was the Chief Financial Officer of the Corporation made an evaluation of the disclosure controls and procedures relating to the report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission and concluded such controls and procedures to be effective as of

December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The directors and executive officers are as follows:

      NAME                    AGE               POSITIONS HELD SINCE
      ----                    ---               --------------------

      Jorge Bravo,            45
      President, CEO,                             March 2, 2008
      CFO and Director

      Michael Enemaerke       35
      Director                                    October 19, 2004


      Jesse Starkman          79
      Secretary and
      Director                                    October 19, 2004

Business Experience of Officers and Directors

         Jorge Bravo. Mr. Bravo was elected to the offices of President, Chief Executive Officer, Chief Financial Officer and Director on March 2, 2008. Mr. Bravo was our Vice President of Business Operations for the past two years. Mr. Bravo was the President and owner of Royal Brands, Inc. from July 2000 until 2006. Royal Brands, Inc. sold its products to national retailers and club stores around the United States. Mr. Bravo developed private labeling programs for companies whose products fit retailers' private label needs. Mr. Bravo worked in both grocery and frozen foods. Prior to July 2000, Mr. Bravo served as Vice President Sales & Marketing for a family owned business in south Florida where he developed an independent distributor sales network a national broker network and a private labeling program.

         Michael Enemaerke. Mr. Enemaerke served as the Company's chief executive officer and president And director of Cross Atlantic from October 19, 2004, until March 2, 2008. Mr. Enemaerke has been a Director of the Company since October 19, 2004. In 1996, Mr. Enemaerke co-founded DRL Courier Company in Copenhagen, Denmark with Mr. Kim Beck Nielsen. DRL worked with specialized contracted deliveries. DRL's customers consisted of large companies and government agencies. DRL specialized in internal mail deliverance and VIP tours in general. Customers included, among others, the top five Danish law firms, British Airways and Citibank. DRL was sold to Box Delivery in Sweden, a company owned by the Norwegian Postal Service in 2002. Since the sale of DRL, Mr. Enemaerke has been self-employed working with Mr. Beck Nielsen in developing the business of Cross Atlantic.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):


SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
+-------------------------------------------------------------+----------------------------------------------------+
|                                                             | Long-Term Compensation                             |
+----------------------------+--------------------------------+---------------------------+------------------------+
|                            |      Annual Compensation       |          Awards           |        Payouts         |
+----------------------------+--------+--------+--------------+------------+--------------+------------------------|
|(a)                |   (b)  |   (c)  |  (d)   |     (e)      |    (f)     |     (g)      |   (h)          (i)     |
+-------------------+--------+--------+--------+--------------+------------+--------------+---------+--------------+
|                   |        |        |        |    Other     | Restricted |  Securities  |         |              |
|                   |        | Annual | Annual |    Annual    |    Stock   |  Underlying  |  LTIP   |   All Other  |
|Name and Principal | Fiscal | Salary | Bonus  | Compensation |   Awards   | Options/SARs | Payouts | Compensation |
|     Position      |  Year  |  ($)   |  ($)   |     ($)      |     ($)    |     (#)      |   ($)   |      ($)     |
+-------------------+--------+--------+--------+--------------+------------+--------------+---------+--------------+
Michael Enemearke(1)
President, Chief
Executive Officer      2007      0        0           0              0            0            0            0
                       2006      0        0           0              0            0            0            0
Kim Beck-Neilsen(2)
CFO                    2007      0        0           0              0            0            0            0
                       2006      0        0           0              0            0            0            0

Jorge Bravo(3)
VP, Sales              2007    100,600    0           0              0            0            0            0
                       2006      0        0           0              0            0            0            0

Jesse Starkman(4)
Secretary              2007      0        0           0              0            0            0            0
                       2006      0        0           0              0            0            0            0
+-------------------+--------+--------+--------+--------------+------------+--------------+---------+--------------+

(1) Mr. Enemaerke received 8,950,000 shares of our common stock for services in October 2004.

(2) Ms. Beck-Nielsen received 8,950,000 shares of our common stock for services in October 2004.

(3) Mr. Bravo received $100,600 as consulting fees during the period of 2007.

(4) Mr. Starkman received 100,000 shares of our common stock for services in October 2004.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

         On February 27, 2008, the Company entered into a five (5) year employment agreement with Mr. Jorge Bravo to serve as our President and Chief executive Officer. This employment agreement calls for Mr. Bravo's compensation to be $150,000 per year.

Compensation of Directors

         For the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this Form 10-KSB, the Company did not compensate directors for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of January 30, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

                 Name and Address of          Amount and Nature of   Percent of
Title of Class    Beneficial Owner            Beneficial Ownership    Class(2)
--------------   -------------------          --------------------   ----------
Common Stock     Michael Enemaerke (1)             8,950,000          35.30%

Common Stock     Kim Beck-Nielsen (1)              8,950,000          35.30%

Common Stock     Jesse Starkman (1)                  100,000             --% (3)

Common Stock     All officers and directors       18,000,000          71.00%
                  as a group (3 in number)

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 1282 Camellia Circle, Weston, Florida 33326.

(2) Based on 25,354,340 common shares issued and outstanding as of December 31, 2007.

(3) Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During December 2004, Michael Enemaerke, an officer and director of Cross Atlantic advanced $100 in cash to open a bank account and during January 2005, this officer paid the invoice for the inventory aggregating $51,090. This amount has been recorded as a loan with no interest and has no specific repayment terms. Management believes that this loan was made on terms as favorable to those that could be obtained from a non-affiliate. During the years ended December 31, 2007 and 2006, additional advances of $91,400 were made for working capital purposes. The advances are due on demand and will begin accruing interest at 5% per annum on July 1, 2007.

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

ITEM 13. EXHIBITS.

         List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit                             Description
-------  -----------------------------------------------------------------------
10.1* Employment Agreement dated February 27, 2008, between the Company and Jorge Bravo.
31.1 *   Certification of Principal Executive Officer Pursuant to 18 U.S.C.
         Section 1350
31.2 *   Certification of Principal Financial Officer Pursuant to 18 U.S.C.
         Section 1350
32.1 *   906 Certification of Principal Executive Officer
32.2 *   906 Certification of Principal Financial Officer

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

         The Company's independent accountants during the fiscal years ending December 31, 2007 and 2006 were Stark Winter Schenkin & Co., LLP.

1. Audit Fees. During the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, were $15,700 and $15,000, respectively.

2. Audit-Related Fees. During fiscal years ended December 31, 2007 and 2006 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

3. Tax Fees. During the fiscal years ended December 31, 2007 and 2006, our auditors did not receive any fees for tax related matters.

4.       All Other Fees. None.

Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal years ended December 31, 2007 and 2006; hence, there were no pre-approval policies or procedures in effect during such fiscal years.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.


Date: April 14, 2008


Cross Atlantic Commodities, Inc.

/s/ Jorge Bravo
------------------------------
By: Jorge Bravo, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


Cross Atlantic Commodities, Inc.

Date:  April 14, 2008      /s/ Jorge Bravo
                           ------------------------------------------
                           By: Jorge Bravo
                               President, Chief Executive Officer and
                               Chief financial Officer
                               (Principal Executive Officer and
                               Principal financial Officer)




Date:  April 14, 2008       /s/ Michael Enemaerke
                           ------------------------------------------
                           By: Michael Enemaerke
                               Director


       April 14, 2008       /s/ Jesse Starkman
                           ------------------------------------------
                           By: Jesse Starkman
                               Director

                        Cross Atlantic Commodities, Inc.
                               Table of Contents


                                                                        Page
                                                                        ----

Report of Independent                                                   F-2

Auditors Balance Sheet                                                  F-3

Statements of Operations                                                F-4

Statements of Stockholders' Equity                                      F-5

Statements of Cash Flows                                                F-7

Notes to Financial Statements                                           F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Cross Atlantic Commodities, Inc.

We have audited the accompanying balance sheet of Cross Atlantic Commodities, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2007 and 2006, and the period from inception (March 12, 1998) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cross Atlantic Commodities, Inc. (A Development Stage Company) as of December 31, 2007, and results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from inception (March 12, 1998) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
April 8, 2008

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2007

ASSETS

Current Assets:
  Cash                                                              $        87
                                                                    -----------
  Total current assets                                                       87
                                                                    -----------

Equipment, net                                                            3,964
                                                                    -----------

                                                                    $     4,051
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                             $   198,645
  Loans payable - stockholders                                           32,435
                                                                    -----------
  Total current liabilities                                             231,080
                                                                    -----------

Non-current Liabilities:
  Debentures payable, net of unamortized discount                         9,293
  Derivative liability                                                1,238,228
                                                                    -----------
  Total non-current liabilities                                       1,247,521
                                                                    -----------

Stockholders' (deficit):
  Common stock, $0.001 par value; 200,000,000 shares
   authorized, 24,107,340 shares issued and outstanding                  24,107
  Additional paid in capital                                          2,614,288
  (Deficit) accumulated during development stage                     (4,112,945)
                                                                    -----------
                                                                     (1,474,550)
                                                                    -----------

                                                                    $     4,051
                                                                    ===========


                 See accompanying notes to financial statements.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                            Statements of Operations
       For the Years Ended December 31, 2007 and 2006, and for the Period
              From March 12, 1998 (Inception) to December 31, 2007



                                                 From March 12,
                                                1998 (Inception)    For the Year Ended December 31,
                                                to December 31,    --------------------------------
                                                     2007               2007             2006
                                                ---------------    --------------    --------------
Revenue, net                                    $       716,626    $      145,022    $      342,485
Cost of goods sold                                      722,484           160,482           352,112
                                                ---------------    --------------    --------------
  Gross income                                           (5,858)          (15,460)           (9,627)
                                                ---------------    --------------    --------------

Expenses:
General and administrative expenses                   3,562,172           887,816         2,296,717
Purchased research and development                        8,950              --                --
                                                ---------------    --------------    --------------
                                                      3,571,122           887,816         2,296,717
                                                ---------------    --------------    --------------

  Net (loss) before other income and expenses        (3,576,980)         (903,276)       (2,306,344)
                                                ---------------    --------------    --------------

Other income and (expenses)
  Derivative (expense) income                          (395,443)        2,228,535        (2,623,978)
  Interest income                                           387              --                --
  Interest expense                                     (140,909)         (127,176)           (3,733)
                                                ---------------    --------------    --------------
                                                       (535,965)        2,101,359        (2,627,711)
                                                ---------------    --------------    --------------

  Net income (loss) before incvome taxes             (4,112,945)        1,198,083        (4,934,055)

  Provision for income taxes                               --                --                --
                                                ---------------    --------------    --------------

  Net (loss) income                             $    (4,112,945)   $    1,198,083    $   (4,934,055)
                                                ===============    ==============    ==============

Income (loss) per common share - Basic                             $         0.05    $        (0.43)
                                                                   ==============    ==============
Income (loss) per common share - Diluted                           $         0.03    $        (0.43)
                                                                   ==============    ==============

Weighted average number of shares
outstanding - Basic                                                    23,515,931        11,413,795
                                                                   ==============    ==============
Weighted average number of shares
 outstanding - Diluted                                                 38,673,074        11,413,795
                                                                   ==============    ==============

                 See accompanying notes to financial statements.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
       For the Period from March 12, 1998 (Inception) to December 31, 2007


                                                                           Accumulated
                                       Common Stock                          Deficit
                                -------------------------    Additional       During         Total
                                                              Paid in      Development   Stockholders'
                                   Shares        Amount       Capital         Stage       Deficiency
                                -----------   -----------   -----------    -----------    -----------
March 19, 1998 - Issuance of
 common stock for services at
 $.001 per share                  2,000,000   $     2,000   $       740           --            2,740
Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --           (3,240)        (3,240)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 1998         2,000,000         2,000         1,240         (3,240)          --


Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --             (500)          (500)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 1999         2,000,000         2,000         1,740         (3,740)          --

Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --             (500)          (500)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 2000         2,000,000         2,000         2,240         (4,240)          --

Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --             (500)          (500)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 2001         2,000,000         2,000         2,740         (4,740)          --

Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --             (500)          (500)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 2002         2,000,000         2,000         3,240         (5,240)          --

Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --             (500)          (500)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 2003         2,000,000         2,000         3,740         (5,740)          --

Shares issued for purchased
 research and development at
 0.001 per share                  8,950,000         8,950          --             --            8,950
Shares issued for services at
 $0.001 per share                 9,450,000         9,450          --             --            9,450
Contributed services                   --            --             500           --              500
Net (loss)                             --            --            --          (18,905)       (18,905)
                                -----------   -----------   -----------    -----------    -----------
Balance December 31, 2004        20,400,000        20,400         4,240        (24,645)            (5)



                 See accompanying notes to financial statements

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
       For the Period from March 12, 1998 (Inception) to December 31, 2007


Contributed services                   --            --           6,000           --            6,000
Issuance of common stock for
 cash at $2.50 per share             49,200            49       122,051           --          122,100
Issuance of common stock for
 services at $2.50 per share        100,000           100       249,900           --          250,000
Net (loss)                             --            --            --         (352,328)      (352,328)
                                -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2005      20,549,200        20,549       382,191       (376,973)        25,767

Contributed services                   --            --          60,000           --           60,000
Issuance of common stock for
 services at $0.10 per share        250,000           250        24,750           --           25,000
Issuance of common stock for
 services at $0.56 per share        250,000           250       139,750           --          140,000
Issuance of common stock for
 cash at $0.10 per share          1,000,000         1,000        99,000           --          100,000
Issuance of common stock for
 services at $0.66 per share        500,000           500       329,500           --          330,000
Issuance of common stock for
 services at $0.75 per share         33,140            33        24,967           --           25,000
Issuance of warrants                   --            --       1,482,727           --        1,482,727
Warrants transferred to
 derivative liability                  --            --        (292,785)          --         (292,785)
Net (loss)                             --            --            --       (4,934,055)    (4,934,055)
                                -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2006      22,582,340        22,582     2,250,100     (5,311,028)    (3,038,346)

Issuance of common stock for
 services at $0.35 per share        500,000           500       174,500           --          175,000
Issuance of common stock for
 services at $0.27 per share        600,000           600       161,400           --          162,000
Issuance of common stock for
 cash at $0.50 per share             50,000            50        24,950           --           25,000
Issuance of common stock to
 repay debenture at $0.03
 per share                           25,000            25           800           --              825
Issuance of common stock to
 repay debenture at $0.02
 per share                           75,000            75         1,300           --            1,375
Issuance of common stock to
 repay debenture at $0.001
 per share                          275,000           275         1,238           --            1,513
Net income                             --            --            --        1,198,083      1,198,083
                                -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2007      24,107,340   $    24,107   $ 2,614,288    $(4,112,945)   $(1,474,550)
                                ===========   ===========   ===========    ===========    ===========


                 See accompanying notes to financial statements

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
       For the Years Ended December 31, 2007 and 2006, and for the Period
              From March 12, 1998 (Inception) to December 31, 2007


                                                      From March 12,
                                                     1998 (Inception)
                                                     to December 31,
                                                          2007               2007             2006
                                                     ---------------    --------------    --------------

Cash flows from operating activities:
Net (loss)                                           $    (4,112,945)   $    1,198,083    $   (4,934,055)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Derivative (income) expense                                  395,443        (2,228,535)        2,623,978
Warrant based consulting expense                           1,482,727              --           1,482,727
Depreciation expense                                             825               825              --
Prepaid expenses                                                --               5,000            (5,000)
Inventory                                                       --              13,587            21,876
Accounts payable and accrued expenses                        202,357            69,580           132,778
Debentures payable                                             9,293             8,149             1,144
Stock issued for services and contributed services         1,197,640           337,000           580,000
                                                     ---------------    --------------    --------------
Net cash (used by) operating activities                     (824,660)         (596,311)          (96,552)
                                                     ---------------    --------------    --------------

Cash flows from investing activities:
   Restricted cash                                              --                 800            49,350
Purchase of equipment                                         (4,788)           (1,759)           (3,030)
                                                     ---------------    --------------    --------------
Net cash provided by investing activities                     (4,788)             (959)           46,320
                                                     ---------------    --------------    --------------

Cash flows from financing activities:
Proceeds from issuance of common stock                       247,100            25,000           100,000
Proceeds from sale of debentures                             550,000              --             550,000
Shareholders' loans                                           32,435          (178,000)           86,400
                                                     ---------------    --------------    --------------
Net cash provided by financing activities                    829,535          (153,000)          736,400
                                                     ---------------    --------------    --------------

Net increase (decrease) in cash                                   87          (750,270)          686,168
Cash at beginning of period                                     --             750,357            64,189
                                                     ---------------    --------------    --------------
Cash at end of period                                $            87    $           87    $      750,357
                                                     ===============    ==============    ==============

Supplemental cash flow information:
 Cash paid during the period for:
   Interest                                          $        11,144    $         --      $        1,144
                                                     ===============    ==============    ==============
   Income taxes                                      $          --      $         --      $         --
                                                     ===============    ==============    ==============
Non-cash investing and financiag activities:
   Common stock issued for debt conversion           $         3,713    $        3,713    $         --
                                                     ===============    ==============    ==============


                 See accompanying notes to financial statements

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
The Company was incorporated on March 12, 1998 in the State of Nevada and is in the development stage. The Company intends to market coffee and related products. The Company has chosen December 31 as a year-end and has had limited activity from inception to December 31, 2007. Prior to the change of control in October 2004, Cross Atlantic was a blank check company with no operations. From October 2004 through November 30, 2006 new management has been seeking financing and developing strategic alliances with coffee brokers, suppliers, etc. The coffee purchases made during this period was a test leading up to the point of the Company's first contract with Victoria Coffees in October 2005.

Revenue Recognition
-------------------
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------
Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory
---------
Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


Financial Instruments
---------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses and loans payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share
----------------------------------
The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment
----------------------
Equipment is stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method of accounting.

The useful lives of the equipment, which consisted of tools and dyes, were 5 years.

The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

Segment Information
-------------------
The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


Income Taxes
------------
The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation
------------------------
In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".

Impairment of Long-Lived Assets
-------------------------------
The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


Recent Pronouncements
---------------------
In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption has not had a material effect on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No.
115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


In December 2007, the FASB issued SFAS 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160 Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

Note 2.  EQUIPMENT, NET

Equipment consisted of the following at December 31, 2007:

         Equipment                          $   4,789
         Accumulated depreciation                 825
                                            ---------
                                            $   3,964
                                            =========

Depreciation expense during the years ended December 31, 2007 and 2006 was $825 and $0, respectively.

Note 3.  STOCKHOLDERS' (DEFICIT)

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

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

During 2007 the Company issued 1,100,000 shares of common stock to individuals for services provided. These shares were valued at their fair market value of $337,000 and the value was charged to operations during the year ended December 31, 2007.

During 2007 the Company issued 375,000 shares of common stock in partial repayment of the debenture payable. These shares were valued at $3,713.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


During 2007 the Company issued 50,000 shares of common stock for cash of $25,000.

Note 4.  INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

    Income tax provision at the federal
      statutory rate                                 34  percent
    Effect of operating losses                      (34) percent
                                                    ----
                                                      -
                                                    ====

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $2,300,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2027. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2007. The principal difference between the operating loss for income tax purposes and reporting purposes results from the contribution of services by affiliates, the issuance of common shares for services, derivative instrument expense and purchased research and development.

Note 5.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2007, the Company incurred a net loss of approximately $4,112,945 and has working capital and stockholder deficits of $230,993 and $1,474,550 at December 31, 2007. In addition, the Company has no significant assets or revenue generating operations.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


The Company is also indebted to a lender for $596,287 as discussed in Note 8 and does not currently have sufficient authorized common shares to convert this note into common shares.

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

Note 6.  STOCKHOLDERS' LOANS

During the year ended December 31, 2006 advances aggregating $86,400, were made by certain stockholders of the Company for working capital purposes. In addition, the Company repaid $178,000 of advances in 2007. The advances aggregating $32,435 at December 31, 2007, are due on demand and have no stated interest rate.

Note 7.  CONCENTRATIONS

During the years ended December 31, 2007 and 2006, the Company derived 100% and of its revenue from a single customer.

Note 8.  SECURED CONVERTIBLE NOTES

On December 27, 2006, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of an aggregate of $1,000,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 15,000,000 shares of its common stock (the "Warrants"). The Company has granted the Note Holders a security interest in substantially all of the Company's assets

The Company also entered into a Registration Rights Agreement with the Note Holders under which it was required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the notes and exercise of the warrants. The registration statement was filed on February 1, 2007 and was required to be effective by April 26, 2007. Because the registration statement did not become effective until October 22, 2007, the Company began to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. At December 31, 2007 the Note Holders agreed to waive these penalties.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


The proceeds related to $600,000 of the Convertible Notes were received on December 27, 2006 and the balance of the Convertible Notes will be issued and related proceeds received now that the registration statement became effective.

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


                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

A summary of the 8% Callable Secured Convertible Notes at December 31, 2007, is as follows:

                                                                     Carrying Value -
                                         Principal    Unamortized      December 31,
Issue Date    Due Date    Face Amount   Outstanding     Discount           2007
----------   ----------   -----------   -----------   -----------    -----------------
12-27-2006   12-27-2009    $ 600,000     $596,287       $586,994          $9,293
                                                                     =================

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


Note 9  WARRANTS ISSUED FOR CONSULTING SERVICES

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

Note 10. DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

The Company is required to re-measure the fair value of its derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial option valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, risk-free interest rates at December 31, 2007 ranging from 4.64% to 4.96%, based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. The expected volatility of our common stock over the remaining life of the derivative instrument liabilities is based on a review of historical volatility of our common stock and has been estimated at 50%.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


At December 31, 2007, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                          Exercise                   Value -
                                         Price Per     Value -    December 31,
Issue Date    Expiry Date    Warrants      Share     Issue Date       2007
----------    -----------   ----------   ---------   ----------   ------------
12-27-2006    12-27-2013    15,000,000     $0.30     $1,985,385   $     64,258

12-27-2006    12-27-2013       157,143     $0.30         20,799            673
                                                                  ------------
Fair value of freestanding derivative instrument liabilities
for warrants                                                      $     64,931
                                                                  ------------


                                Face
                              Amount -                               Value -
                            Convertible                Value -    December 31,
Issue Date    Expiry Date      Notes                 Issue Date       2007
----------    -----------   -----------  ---------   ----------   ------------
12-27-2006    12-27-2009    $   600,000              $  720,000   $  1,173,297

                                                                  ------------
Fair value of bifurcated embedded derivative instrument
liabilities associated with the Convertible Notes                 $  1,173,297
                                                                  ------------

Total derivative financial instruments                            $  1,238,228
                                                                  ============


Note 11. SUBSEQUENT EVENTS

During February 2008 the Company entered into a five year employment agreement with an officer which provides for a base salary of $150,000 per year.

During February 2008 the Company borrowed $150,000 under the terms of secured convertible notes from its principal lender. The Convertible Notes bear interest at 8% per annum and have a maturity date of three years from the date of issuance. In addition, the Company increased the conversion discount to 55%. The Company also issued 10,000,000 warrants to purchase its common stock to the note holders at an exercise price of $.0001 per share for a period of seven years. The terms and conditions of the notes are discussed in Note 8.

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


Subsequent to December 31, 2007, the Company issued 1,247,000 shares of common stock for the following:

1,135,000 shares for consulting services valued at their fair market value. 112,000 shares for note conversions (see Notes 8 and 11).