Form 10-Q
period 2008-03-31
Cross Atlantic Commodities, Inc.
filed 2008-05-19
CIK 1311294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    Form 10-Q
                                  _____________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from ____ to ____

                       Commission File Number 333-1311294

                        Cross Atlantic Commodities, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                    76-0768756
   ---------------------------           ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization

                  4581 Weston Road Suite #273 Weston, FL 33331
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  954-678-0698
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer |_|                      Accelerated filer |_|

          Non-accelerated filer |_|              Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act). Yes |_| No |X|

The number of shares of Common Stock outstanding was 27,956,453 as of March 31, 2008.

                         PART I -- FINANCIAL INFORMATION

                        Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, Condensed March 31, 2008 (unaudited) and December 31, 2007     3

Condensed Statements of Operations For the Three Months Ended
  March 31, 2008 and 2007, and for the Period From
  March 12, 1998 (Inception) to March 31, 2008 (unaudited)                    4

Statements of Cash Flows For the Three Months Ended March 31, 2008 and
  2007, and for the Period From March 12, 1998 (Inception) to
  March 31, 2008 (unaudited)                                                  5

Notes to financial statements                                                 6


                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                      March 31, 2008 and December 31, 2007


                                     ASSETS

                                                           2008           2007
                                                       -----------    -----------
                                                       (Unaudited)
Current Assets:
  Cash                                                 $     5,228    $      --
  Cash - restricted                                           --               87
  Prepaid expenses                                          50,000           --
                                                       -----------    -----------
    Total current assets                                    55,228             87

Furniture and equipment, net                                 3,749          3,964
                                                       -----------    -----------

    Total Assets                                       $    58,977    $     4,051
                                                       ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses                $   248,968    $   198,645
  Loans payable - stockholders                              32,535         32,435
                                                       -----------    -----------
    Total current liabilities                              281,503        231,080
                                                       -----------    -----------

Non-current Liabilities
  Debentures payable, net of unamortized discount          743,537          9,293
  Derivative liability                                   4,003,532      1,238,228
                                                       -----------    -----------
    Total non-current liabilities                        4,747,069      1,247,521
                                                       -----------    -----------

Stockholders' (deficit):
  Common stock, $0.001 par value; 200,000,000 shares
   authorized, 27,956,453 and 24,107,340 shares
   issued and outstanding, respectively                     27,956         24,107
  Additional paid in capital                             2,617,637      2,614,288
  Deficit accumulated during development stage          (7,615,188)    (4,112,945)
                                                       -----------    -----------
    Total stockholders' deficiency                      (4,969,595)    (1,474,550)
                                                       -----------    -----------

Total liabilities and stockholders' deficiency         $    58,977    $     4,051
                                                       ===========    ===========

See notes to financial statements.



                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
     For the Three Months Ended March 31, 2008 and 2007, and for the Period
               From March 12, 1998 (Inception) to March 31, 2008
                                   (Unaudited)


                                                 From March
                                                  12, 1998        For the Three Months Ended
                                               (Inception) to              March 31,
                                                  March 31,      ----------------------------
                                                    2008             2008            2007
                                                -------------    ------------    ------------
Revenue                                         $     716,626    $       --      $       --
Cost of goods sold                                    722,484            --              --
                                                -------------    ------------    ------------
  Gross income                                         (5,858)           --              --
                                                -------------    ------------    ------------

Expenses:
General and administrative expenses                 3,673,617         117,997         313,481
Purchased research and development                     11,690            --              --
                                                -------------    ------------    ------------
                                                    3,685,307         117,997         313,481
                                                -------------    ------------    ------------

  Net (loss) before other income and expenses      (3,691,165)       (117,997)       (313,481)

Other income and expenses
  Derivative expense                               (3,164,460)     (2,765,304)     (2,841,520)
  Loss on exchange rate adjustment                       (100)           --              --
  Interest income                                         387            --              --
  Interest expense                                   (759,850)       (618,941)        (26,382)
                                                -------------    ------------    ------------
                                                   (3,924,023)     (3,384,245)     (2,867,902)
                                                -------------    ------------    ------------

Net loss                                        $  (7,615,188)   $ (3,502,242)   $ (3,181,383)
                                                =============    ============    ============

Loss per common share - Basic and fully
 diluted                                                         $      (0.14)   $      (0.14)
                                                                 ============    ============

Weighted average number of shares
 outstanding - Basic and fully diluted                             25,893,027      23,081,980
                                                                 ============    ============

See notes to financial statements.



                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
         For the Three Months Ended March 31, 2008 and 2007, and for the
            Period From March 12, 1998 (Inception) to March 31, 2008
                                   (Unaudited)

                                                 From March
                                                  12, 1998
                                               (Inception) to
                                                  March 31,
                                                    2008             2008            2007
                                                -------------    ------------    ------------

Cash flows from operating activities:
Net cash used by operating activities           $    (969,617)   $   (144,959)   $   (269,004)
                                                -------------    ------------    ------------

Cash flows from investing activities:
  Purchase of furniture and equipment                  (4,790)           --            (1,759)
                                                -------------    ------------    ------------
Net cash provided by (used in)
 investing activities                                  (4,790)           --            (1,759)
                                                -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock              247,100            --              --
  Proceeds from sale of debentures                    700,000         150,000            --
  Shareholders' loans                                  32,535             100          17,000
                                                -------------    ------------    ------------
Net cash provided by financing activities             979,635         150,100          17,000
                                                -------------    ------------    ------------

Net increase (decrease) in cash                         5,228           5,141        (253,763)
Cash - beginning                                         --                87         750,357
                                                -------------    ------------    ------------
Cash - ending                                   $       5,228    $      5,228    $    496,594
                                                =============    ============    ============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                    $     138,320    $       --      $       --
                                                =============    ============    ============
    Income taxes                                $        --      $       --      $       --
                                                =============    ============    ============

Purchase of inventory with shareholder loan     $      51,090    $       --      $       --
                                                =============    ============    ============

See notes to financial statements.

                        CROSS ATLANTIC COMMODITIES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2007, and for the years ended December 31, 2007 and 2006, and the period from inception (March 12, 1998) to December 31, 2007.

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

(3)      Loans Payable and Accounts Payable - Related Parties

During the three months ended March 31, 2008 advances aggregating $100 were made by the officers of the Company for working capital purposes. The balance at March 31, 2008, which is due on demand and bears no stated interest rate aggregated $32,535.

In addition the Company accrued $30,000 for services provided by its officers. The balance due aggregated $72,563 at March 31, 2008 and is included in accounts payable and accrued expenses.

(4)      Commitments, Concentrations and Contingencies

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

(5)      Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $7,615,188 and has working capital and stockholder deficits at March 31, 2008. In addition, the Company has no significant revenue generating operations.

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

(6)    STOCKHOLDERS' (DEFICIT)

During March 2008 the Company issued 1,135,000 shares of common stock for services valued at its fair value of $1,135 which has been charged to operations during the period.

During the period ended March 31, 2008, the Company issued 2,714,113 shares of common stock for the conversion of $1,907 of convertible debt.

(7)     SECURED CONVERTIBLE NOTES

On December 27, 2006, the Company entered into a Securities Purchase Agreement with four accredited investors ("Note Holders") for the sale of an aggregate of up to $1,000,000 of Callable Secured Convertible Notes (the "Convertible Notes") and warrants to purchase up to 15,000,000 shares of its common stock (the "Warrants"). The proceeds related to $600,000 of Convertible Notes and the Warrants were received on December 27, 2006 and an additional $150,000 of the Convertible Notes were issued on February 22, 2008. In connection with the issuance of the additional $150,000 of Convertible Notes, the Company also issued additional warrants to purchase up to 10,000,000 shares of its common stock (the "Additional Warrants"). The Company has granted the Note Holders a security interest in substantially all of the Company's assets.

The Company also entered into a Registration Rights Agreement with the Note Holders under which it was required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the $600,000 of Convertible Notes and exercise of the Warrants. The registration statement was filed on February 1, 2007 and was required to be effective by April 26, 2007. Because the registration statement did not become effective until October 22, 2007, the Company began to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. However, at March 31, 2008, The Company was required to file, by April 7, 2008, a registration statement to register for resale the shares of common stock issuable on conversion of the $150,000 of Convertible Notes and the Additional Warrants issued on February 22, 2008. The Company has not yet filed the registration statement. An estimate of the penalties that the Company expects to incur as a result of the delay in filing the required registration statement was accrued as part of the initial allocation of the proceeds of $150,000 received from the issuance of the Convertible Notes and Additional Warrants.

The Convertible Notes bear interest at 8% per annum and have a maturity date of three years from the date of issuance. No interest is payable for any month in which the trading price of our common stock is greater than $0.40 for each trading day during the month. The Company is not required to make any principal payments during the term of the Convertible Notes.

The Convertible Notes are convertible at any time into shares of the Company's common stock at the Note Holders' option, at a conversion price of 45% of the average of the three lowest intra-day trading prices for the common stock as quoted on the Over-the-Counter Bulletin Board for the 20 trading days preceding the conversion date.

Upon the occurrence of an event of default, as defined in the Convertible Notes, the Note Holders may demand repayment at an amount equal to the greater of (i) the then outstanding principal amount of the Convertible Notes, together with unpaid interest and any outstanding registration penalties (collectively, the "Default Sum") times 140% or (ii) the "parity value" of the Default Sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of such Default Sum, treating the Trading Day immediately preceding the prepayment date as the "conversion date" for purposes of determining the lowest applicable conversion price, multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the prepayment date. Because the required registration statement related to the $150,000 of Convertible Notes issued on February 22, 2008 has not yet been filed, an event of default has occurred and is continuing. However, the Note Holders have not demanded repayment nor have they indicated that they will demand repayment. At March 31, 2008, the Convertible Notes are carried at their face amount and the bifurcated embedded derivative liability related to the Convertible Notes is recognized as the difference between the parity value the Note Holders could demand based on the above formula and the carrying amount (face amount) of the underlying Convertible Notes (see Note 8).

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

The 15,000,000 warrants issued on December 27, 2006 and the 10,000,000 warrants issued on February 22, 2008 are exercisable for a period of seven years from the date of issuance at an exercise price of $0.30 per share and $0.0001 per share, respectively. In addition, on December 27, 2006, the Company issued to its placement agent, 157,143 common stock warrants exercisable for a period of seven years from the date of issuance at an exercise price of $0.30 per share.

The conversion price of the Convertible Notes and the exercise price of the warrants will be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Note Holders' position.

Because the number of shares that may be required to be issued on conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes and the Warrants and Additional Warrants are accounted for as derivative instrument liabilities in accordance with EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the embedded conversion options, the Warrants and the Additional Warrants were recorded as derivative instrument liabilities. Because the initial fair values of the Warrants, the Additional Warrants and the bifurcated derivative instruments exceeded the proceeds received, the Company recognized initial charges to income for the difference.

The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. The discount from the face amount of the Convertible Notes represented by the value initially assigned to the Warrants, Additional Warrants and bifurcated derivative instruments is amortized over the period to the due date of the Convertible Notes, using the effective interest method. However, as noted above, because the Company has not yet filed the registration statement required in connection with the $150,000 of Convertible Notes issued on February 22, 2008, an event of default has occurred. Accordingly, recognition of the unamortized discount has been accelerated and at March 31, 2008, the Convertible Notes are carried at their face amounts.

A summary of the 8% Callable Secured Convertible Notes at March 31, 2008, is as follows:

                                                                   Carrying
                                                                    Value -
                             Face      Principal    Unamortized    March 31,
Issue Date    Due Date      Amount    Outstanding     Discount       2008
----------   ----------   ---------   -----------   -----------   -----------

12-27-2006   12-27-2009   $ 600,000   $   593,532       $-0-      $   593,537

02-22-2008   02-22-2011   $ 150,000   $   150,000       $-0-          150,000
                                                                  -----------
                                                                  $   743,537
                                                                  -----------

(8)    DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

The Company is required to re-measure the fair value of its derivative instrument liabilities at each reporting period. For option-based derivative instruments, the Company usually estimates fair value using the Cox-Ross-Rubinstein binomial option valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, risk-free interest rates based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. The expected volatility of our common stock over the remaining life of the derivative instrument liabilities is based on a review of historical volatility of our common stock and has been estimated at 180%. However, as discussed in Note 7, at March 31, 2008, because an event of default has occurred, the bifurcated embedded derivative liability related to the Convertible Notes is valued as the difference between the parity value that the Note Holders may demand, as described in Note 7, and the carrying amount (face amount) of the underlying Convertible Notes.

At March 31, 2008, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                             Exercise
                                              Price                    Value -
                     Expiry                    Per        Value -     March 31,
     Issue Date       Date       Warrants     Share     Issue Date      2008
     ----------    ----------   ----------   --------   ----------   -----------

     12-27-2006    12-27-2013   15,000,000     $0.30    $1,985,385   $   130,829

     12-27-2006    12-27-2013      157,143     $0.30        20,799         1,371

     02-22-2008    02-22-2015   10,000,000   $0.0001        12,951        99,889

                                                                     -----------
     Fair value of freestanding derivative instrument liabilities
     for warrants                                                    $   232,089
                                                                     -----------


                                    Face
                                  Amount -
                     Expiry     Convertible               Value -     March 31,
     Issue Date       Date         Notes                Issue Date      2008
     ----------    ----------   -----------   -------   ----------   -----------

     12-27-2006    12-27-2009   $   593,532             $  720,000   $ 2,936,027

     02-22-2008    02-22-2011   $   150,000             $  405,294       835,416

                                                                     -----------
     Fair value of bifurcated embedded derivative instrument
     liabilities associated with the Convertible Notes               $ 3,771,443
                                                                     -----------

     Total derivative financial instruments                          $ 4,003,532
                                                                     ===========

(9)     CONSULTING AGREEMENT

During February 2008 the Company entered into a consulting agreement with a client of its primary lender for a 90 day period. The agreement called for payments aggregating $100,000 of which $80,000 has been paid at March 31, 2008, and $20,000 is included in accounts payable and accrued expenses. The Company has expensed $50,000 during the period ended March 31, 2008, and included $50,000 in prepaid expenses at March 31, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto.

Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We incurred net losses of $(3,502,242) for the three months ended March 31, 2008, and have an accumulated deficit of $(7,615,188) at March 31, 2008. As of March 31, 2008, we had total assets of $58,977 and total liabilities of $5,028,572 creating a stockholders' deficiency of $4,969,595. Cross Atlantic currently has $5,228 in cash as of March 31, 2008.

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

Our product is new to the market (December 2006) and we do not have any customers (March 31 2008). Our ability to obtain and successfully sell our product to new customers will be important for our ability to become profitable. If we are not able to sell our products to retailers or distributors we may not be able to sell our retail coffee at all and this could have a negative effect on our profit and revenues.

Coffee at the moment (March 31 2008) and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

Plan of Operation.

Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2008, Cross Atlantic incurred a net loss of $(7,615,188). In addition, Cross Atlantic has no significant assets or revenue generating operations.

In the first quarter of 2008 we ceased operations on importing our green coffee due to the lack of margins to justify the expense. In November 2006, Cross Atlantic announced the commencement of operations for a new wholesale food division. Cross Atlantic will be producing its own brand name coffee and obtaining exclusive distribution contracts with manufactures outside the United States. Cross Atlantic will be presenting products to all major retailers throughout the United States through our extensive broker network, which, along with existing relationships, has enabled us to go direct to most major chains. We estimate serving at least the top 50 coffee retailers, along with established distribution houses.

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

Cross Atlantic will be manufacturing product in both Europe and the United States. The first production of readymade retail coffee has been produced for Cross Atlantic by Peter Larsens Coffee in Denmark. The production is aimed at presenting the products to retailers and brokers in order to obtain small orders and get production in place for larger orders in the future. Cross Atlantic is currently looking to outsource sales of the BlackWhite Coffee in Denmark and the United Kingdom to a locally established company in order to sell the products produced by Cross Atlantic without dealing directly with the consumer or retailer in the two countries.

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

Cross Atlantic expects to generate revenues by producing BlackWhiteCoffee in Denmark. We expect our production price to be $1.35 per 12oz bag, with a wholesale price to the retailers of $2.00 to $2.10. We expect that the retailers will offer the coffee to consumers for $2.99 making BlackWhiteCoffee one of the cheapest gourmet coffees sold. Our price compares to a regular quality but our quality compares to a high end gourmet coffee.

We expect to present our retail coffee through a broker network, giving us the advantage of the relationship between the broker and retailer. We have redesigned our marketing and efforts and expect to obtain orders throughout 2008.

Throughout the first quarter of 2008 we have begun to focus on manufacturing and distribution of nationally branded commodities, food and general merchandise to food stores, supermarkets and club stores under a new division called Import Foods Division ("IFD").

The function of IFD is to assist foreign manufacturers with marketing and distribution of foods produced or manufactured outside the USA. IFD will primarily focus on European manufacturers who desire to enter the US markets to sell products.

Most foreign manufacturers are unfamiliar with US standards and require assistance with packaging, labeling, nutritional disclosures, distribution and sales. We can assist these clients and introduce them to most of the major retailers, distributors and club stores. IFD already has the infrastructure in place. We are very familiar with the conformities and standards required by the US and assisting foreign manufacturers with packaging, labeling and US regulations is a natural fit because we are already doing it for ourselves.

Our target clients are manufacturers that gross over $20 million in revenues and contracts primarily with major retailers in their respective countries. These manufacturers desire to enter new markets but lack the knowledge and/or experience of producing compliant packaging or labeling when crossing borders. IFD is the agent and consultant that will create a 'turn key operation' for these manufacturers to seamlessly sell their products to new markets abroad.

In addition to using their sourcing agents from around the world, IFD will advertise in Food & Beverage International, the information source for food and drink manufacturers in Europe. Food and Beverage International has a guaranteed circulation; the only magazine of its kind that has an audited circulation of over 13,000 for each of the past 5 years. "F&B is read by industry experts, producers, manufacturers and circulated only to the food and drink industry in Europe. It is the magazine of choice for new products.

IFD expects to generate revenue from three fronts; retainer, program development and percentage of sales. We will receive a $5,000 retainer from every manufacturer and a six-month program, specific to the manufacturers needs, for $30,000. After the six months we receive 10% commission on the manufacturer's sales.

In addition to our BlackWhite Coffee, Cross Atlantic Commodities, Inc., will manufacture, distribute and market specialty food products and general merchandise to large food chains, clubs and mass merchants. Through our moniker, Import Foods Division, we will assist overseas manufacturers in the conformities of US packaging and label standards.

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

Recent Financing

On Feburary 22, 2008, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $150,000.00 in Callable Secured Convertible Notes and (ii) warrants to purchase 15,000,000 shares of our common stock.

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

Not applicable.

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

Dated: May 19, 2008

                                                Cross Atlantic Commodities, Inc.

                                                By:  /s/ Jorge Bravo
                                                    ------------------------
                                                    Jorge Bravo
                                                    President and Director