Form 10-Q
period 2008-06-30
Cross Atlantic Commodities, Inc.
filed 2008-08-08
CIK 1311294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _____________

                                   Form 10-Q
                                 _____________

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                  4581 Weston Road Suite #273 Weston, FL 33331
                  --------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  954-678-0698
                                  ------------
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock outstanding was 332,655,977 as of June 30, 2008.

The number of shares of Convertible Preferred Series A Stock outstanding was 2,000,000 as of June 30, 2008.

                         PART I -- FINANCIAL INFORMATION

                        Cross Atlantic Commodities, Inc.

Item 1. Financial Statements

Balance Sheet, Condensed June 30, 2008 (unaudited) and December 31, 2007      3

Condensed Statements of Operations For the Three Months and Six Months
 Ended June 30, 2008 and 2007, and for the Period From March 12, 1998
 (Inception) to June 30, 2008 (unaudited)                                     4

Statements of Cash Flows For the Six Months Ended June 30, 2008 and
 2007, and for the Period From March 12, 1998 (Inception) to
 June 30, 2008 (unaudited)                                                    5

Notes to financial statements                                                 6

                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                       June 30, 2008 and December 31, 2007


ASSETS
                                                         2008           2007
                                                     -----------    -----------
                                                     (Unaudited)
Current Assets:
  Cash                                               $     7,955    $        87
                                                     -----------    -----------
    Total current assets                                   7,955             87
                                                     -----------    -----------

  Furniture and equipment, net                             3,535          3,964
                                                     -----------    -----------

    Total Assets                                     $    11,490    $     4,051
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses              $   152,667    $   198,645
  Loans payable - stockholders                           102,854         32,435
  Loans payable - other                                   28,281           --
                                                     -----------    -----------
  Total current liabilities                              283,802        231,080
                                                     -----------    -----------

Non-current Liabilities
  Debentures payable, net of unamortized discount        716,510          9,293
  Derivative liability                                 2,114,445      1,238,228
                                                     -----------    -----------
  Total non-current liabilities                        2,830,955      1,247,521
                                                     -----------    -----------

Stockholders' (deficit):
  Series A Convertible Preferred Stock, no par
   value; 20,000,000 authorized, 2,000,000 and
   -0- shares issued and outstanding, respectively     3,200,000           --
  Common stock, $0.0001 par value; 1,000,000,000
   shares authorized, 332,655,977 and 24,107,340
   shares issued and outstanding, respectively            33,266          2,411
  Additional paid in capital                           2,918,250      2,635,984
  (Deficit) accumulated during development stage      (9,254,783)    (4,112,945)
                                                     -----------    -----------
                                                      (3,103,267)    (1,474,550)
                                                     -----------    -----------

                                                     $    11,490    $     4,051
                                                     ===========    ===========




       See accompanying notes to unaudited condesed financial statements.


                        Cross Atlantic Commodities, Inc.
                          (A Development Stage Company)
                            Statements of Operations
         For the Three and Six Months Ended June 30, 2008 and 2007, and
                From March 12, 1998 (Inception) to June 30, 2008
                                   (Unaudited)


                                        From March       For the Three Months Ended        For the Six Months Ended
                                         12, 1998                 June 30,                          June 30,
                                     (Inception) to    ------------------------------    ------------------------------
                                      June 30, 2008         2008             2007             2008             2007
                                      -------------    -------------    -------------    -------------    -------------
Revenue                               $     716,626    $        --      $     134,895    $        --      $     134,895
Cost of goods sold                          722,484             --            120,472             --            121,587
                                      -------------    -------------    -------------    -------------    -------------
  Gross income                               (5,858)            --             14,423             --             13,308
                                      -------------    -------------    -------------    -------------    -------------

Expenses:
General and administrative expenses       7,136,123        3,453,456          329,116        3,571,453          641,482
Purchased research and development            2,740             --               --               --               --
                                      -------------    -------------    -------------    -------------    -------------
                                          7,138,863        3,453,456          329,116        3,571,453          641,482
                                      -------------    -------------    -------------    -------------    -------------

  Net (loss) before other income
   and expenses                          (7,144,721)      (3,453,456)        (314,693)      (3,571,453)        (628,174)

Other income and expenses
  Derivative expense                     (1,275,372)       1,889,087        1,593,988         (876,217)      (1,247,532)
  Interest income                               386             --               --               --               --
  Interest expense                         (835,076)         (75,226)         (50,108)        (694,167)         (76,490)
  Provision for income taxes                   --               --               --               --               --
                                      -------------    -------------    -------------    -------------    -------------
                                         (2,110,062)       1,813,861        1,543,880       (1,570,384)      (1,324,022)
                                      -------------    -------------    -------------    -------------    -------------

  Net (loss)                          $  (9,254,783)   $  (1,639,595)   $   1,229,187    $  (5,141,837)   $  (1,952,196)
                                      =============    =============    =============    =============    =============

(Loss) per common share -
 Basic and fully diluted                               ($       0.01)   $        0.05    ($       0.05)   ($       0.08)
                                                       =============    =============    =============    =============

Weighted average number of shares
 outstanding - Basic                                     175,632,520       23,518,054      100,762,774       23,138,417
                                                       =============    =============    =============    =============
Weighted average number of shares
 outstanding - Diluted                                   175,632,520       24,046,790      100,762,764       23,138,417
                                                       =============    =============    =============    =============

       See accompanying notes to unaudited condesed financial statements.



                   Cross Atlantic Commodities, Inc.
                    (A Development Stage Company)
                  Condensed Statements of Cash Flows
                   For the Six Months Ended June 30, 2008 and 2007 and
           From March 12, 1998 (Inception) to June 30, 2008



                                                From March       For the Six Months Ended
                                                 12, 1998                 June 30,
                                             (Inception) to    ------------------------------
                                              June 30, 2008         2008             2007
                                              -------------    -------------    -------------
Cash flows from operating activities:
                                              -------------    -------------    -------------
Net cash (used in) operating activities       $    (915,119)   $     (90,832)   $    (449,468)
                                              -------------    -------------    -------------

Cash flows from investing activities:
  Restricted cash                                      (800)            --               --
  Purchase of equipment                              (4,361)            --             (1,759)
                                              -------------    -------------    -------------
Net cash provided by (used in)
 investing activities                                (5,161)            --             (1,759)
                                              -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock            247,100             --             25,000
  Proceeds from sale of debentures                  550,000             --               --
  Shareholders' loans                               102,854           70,419            5,000
  Loans - other                                      28,281           28,281             --
                                              -------------    -------------    -------------
Net cash provided by financing activities           928,235           98,700           30,000
                                              -------------    -------------    -------------

Net increase (decrease) in cash                       7,955            7,868         (421,227)
Cash - beginning of period                             --                 87          750,357
                                              -------------    -------------    -------------
Cash - end of period                          $       7,955    $       7,955    $     329,130
                                              =============    =============    =============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                  $     138,320    $        --      $        --
                                              =============    =============    =============
    Income taxes                              $        --      $        --      $        --
                                              =============    =============    =============

Purchase of inventory with shareholder loan   $      51,090    $        --      $        --
                                              =============    =============    =============


       See accompanying notes to unaudited condesed financial statements.

                        CROSS ATLANTIC COMMODITIES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

(3) LOANS PAYABLE AND ACCOUNTS PAYABLE - RELATED PARTIES

During the six months ended June 30, 2008 advances aggregating $98,700 (including advances derived from the proceeds of the debt wrap agreements described below) were made by officers of the Company for working capital purposes. The balance at June 30, 2008, which is due on demand and bears no stated interest rate aggregated $102,854.

In April 2008 two stockholders of the Company entered into a debt wrap agreement (the "agreement). The agreement stipulated that two unrelated entities would acquire debt from the stockholders and redeem it for common stock of the Company.

As of June 30, 2008 these companies had acquired debt of $132,840 and converted debt of $104,559 into 224,584,615 shares of the Company's common stock. The balance of the debt, of $28,281, was converted in July 2008 into 146,153,846 shares of Company's common stock.

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

(5) BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a significant loss from operations from inception aggregating $9,254,783 and has working capital and stockholder deficits of $275,847 and $3,103,267 at June 30, 2008. In addition, the Company has no significant revenue generating operations.

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

(6) STOCKHOLDERS' (DEFICIT)

Common Stock

During June 2008 the Company increased the authorized number of common shares from 200,000,000 to 1,000,000,000 and reduced the par value of its common shares to $.0001. The financial statements reflect this change in capital structure.

During the six months ended June 30, 2008 the Company issued 20,417,509 shares of common stock for services valued at its fair value of $30,733 which has been charged to operations during the period.

During the six months ended June 30, 2008, the Company issued 60,546,513 shares of common stock for the conversion of $28,995 of convertible debt described in
Note 7.

During the six months ended June 30, 2008, the Company issued 224,584,615 shares of common stock for the conversion of $104,559 of the loans described in Note 3. In addition, $148,834 related to these issuances was charged to interest expense for the excess of the fair value of the shares over the amount of the loans repaid.

Preferred Stock

During June 2008 the Company authorized the issuance of 20,000,000 shares of no par value preferred stock. The Board of directors designated the preferred stock as Series A. The Series A preferred stock is convertible into 1,000 shares of the Company's common stock per preferred share and has voting rights equivalent to 1,000 votes per share.

During the six months ended June 30, 2008 the Company issued 2,000,000 shares of Series A preferred stock for services to an officer valued at its fair value of $3,200,000 which has been charged to operations during the period.

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

The Company also entered into a Registration Rights Agreement with the Note Holders under which it was required to file, by January 26, 2007, a registration statement to register for resale the shares of common stock issuable on conversion of the $600,000 of Convertible Notes and exercise of the Warrants. The registration statement was filed on February 1, 2007 and was required to be effective by April 26, 2007. Because the registration statement did not become effective until October 22, 2007, the Company began to incur penalties of 2% per month of the outstanding principal amount of the Convertible Notes. However, at December 31, 2007 the Note Holders agreed to waive these penalties. The Company was required to file, by April 7, 2008, a registration statement to register for resale the shares of common stock issuable on conversion of the $150,000 of Convertible Notes and the Additional Warrants issued on February 22, 2008. The Company has not yet filed the registration statement. An estimate of the penalties that the Company expected to incur as a result of the delay in filing the required registration statement was accrued as part of the initial allocation of the proceeds of $150,000 received from the issuance of the Convertible Notes and Additional Warrants. On Feburary 22, 2008, the Note Holders provided a written waiver to the Company that

       (i) waived the requirement for the Company to maintain a reserve of two times the number of shares issuable upon full conversion of the Notes so long as the Company has sufficient shares to address any Notice of Conversion provided to the Company and promptly addresses any failure to have such sufficient shares.

       (ii) waived the payment of principal or quarterly interest until December 31, 2008.

       (iii) waived any requirement that the Company may have to file a registration statement.

       (iv) waived any penalties or default interest or acceleration of any obligations in accordance with the terms of the Notes with respect to any existing defaults.


As a result of this waiver, the registration penalties and default interest previously accrued have been reversed and the Convertible Notes are not considered to be in default at June 30, 2008.

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

The Company has the right to prepay the Convertible Notes so long as (i) no Event of Default has occurred and is continuing, (ii) the Company has a sufficient number of authorized shares of common stock reserved for issuance upon full conversion of the Notes, and (iii) the common stock is trading at or below $0.50 per share. The Company is required to give the Note Holders not less than three trading days prior written notice. The Company may prepay the Convertible Notes at an amount equal to the Default Sum multiplied by 140%. When the requirements to exercise its right to prepay the Convertible Notes are met, the Company's right to prepay the Convertible Notes at a premium may effectively limit its liability related to any associated embedded derivative instruments that have been bifurcated and accounted for separately and such limitation is recognized in valuing those instruments. However, at June 30, 2008, the Company does not have sufficient authorized shares of common stock to permit full conversion of the Convertible Notes and therefore this limitation is not currently effective.

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

The Company is required to re-measure the fair value of these derivative instrument liabilities at each reporting period. The discount from the face amount of the Convertible Notes represented by the value initially assigned to the Warrants, Additional Warrants and bifurcated derivative instruments is amortized over the period to the due date of the Convertible Notes, using the effective interest method. However, as noted above, because the Company did not timely file the registration statement required in connection with the $150,000 of Convertible Notes issued on February 22, 2008, an event of default occurred. Accordingly, recognition of the unamortized discount was accelerated at that time and, accordingly, the Convertible Notes are carried at their face amounts.

A summary of the 8% Callable Secured Convertible Notes at June 30, 2008, is as follows:

                                                                      Carrying
                              Face      Principal    Unamortized       Value -
  Issue Date    Due Date     Amount    Outstanding     Discount    June 30, 2008
  ----------   ----------   --------   -----------   -----------   -------------

  12-27-2006   12-27-2009   $600,000     $566,505        $-0-           $566,505

  02-22-2008   02-22-2011   $150,000     $150,000        $-0-            150,000
                                                                   -------------
                                                                        $716,505
                                                                   -------------


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

At June 30, 2008, the following derivative liabilities related to common stock Warrants were outstanding:


                                          Exercise
                 Expiry                  Price Per      Value -       Value -
  Issue Date      Date       Warrants      Share      Issue Date   June 30, 2008
  ----------   ----------   ----------   ---------   -----------   -------------

  12-27-2006   12-27-2013   15,000,000      $0.30     $1,985,385          $4,877

  12-27-2006   12-27-2013      157,143      $0.30         20,799              51

  02-22-2008   02-22-2015   10,000,000    $0.0001         12,951           4,962

                                                                   -------------
  Fair value of freestanding derivative instrument liabilities
   for warrants                                                           $9,890
                                                                   -------------

At June 30, 2008, the derivative liability associated with the Convertible Notes was as follows:

                                Face
                              Amount -                Derivative     Derivative
                 Expiry     Convertible              Liability -     Liability -
  Issue Date      Date         Notes                  Issue Date   June 30, 2008
  ----------   ----------   -----------   --------   -----------   -------------

  12-27-2006   12-27-2009      $566,505                 $720,000      $1,672,026

  02-22-2008   02-22-2011      $150,000                 $405,294         432,529

                                                                   -------------
  Derivative liability associated with the Convertible Notes          $2,104,555
                                                                   -------------

(9)  CONSULTING AGREEMENT

During February 2008 the Company entered into a consulting agreement with a client of its primary lender for a 90 day period. The agreement called for payments aggregating $100,000 of which $80,000 has been paid at June 30, 2008, and $20,000 is included in accounts payable and accrued expenses. The Company has expensed $100,000 during the period ended June 30, 2008.

(10)  SUBSEQUENT EVENTS

STOCK ISSUANCES

The Company issued the following Common Stock after the end of the quarter ended June 30, 2008 and prior to the filing of this Quarterly Filing.

146,153,846 shares of Company's common stock for conversion of loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto.

Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We incurred net losses of $(5,141,837) for the six months ended June 30, 2008, and have an accumulated deficit of $(9,254,783) at June 30, 2008. As of June 30, 2008, we had total assets of $11,490 and total liabilities of $3,114,757 creating a stockholders' deficiency of $3,103,267. Cross Atlantic currently has $7,955 in cash as of June 30, 2008.

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

Our product is new to the market (December 2006) and we do not have any customers (June 30 2008). Our ability to obtain and successfully sell our product to new customers will be important for our ability to become profitable.

If we are not able to sell our products to retailers or distributors we may not be able to sell our retail coffee at all and this could have a negative effect on our profit and revenues.

Coffee at the moment (June 30, 2008) and in other different periods of time is relatively more expensive at origin due to a difficult supply and demand situation. It is likely that we will be forced to pay a higher price for coffee in order to obtain the volumes described in our contract. It is likely that we will be able to collect a higher price from our customers in such periods, however if we are not able to collect a higher price we may be forced to turn down coffee deliveries which will negatively effect our revenues or accept to make a smaller profit which may effect our profitability.

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

Our other products that we are introducing to the market are: Fruit2 Go, a drinkable drink snack. We will be finishing our packaging and out presenting the products in the 3rd quarter. Waterless Wash and Wax, we are in label development, and are looking for best avenue of distribution. Dr. Beers Gourmet Pasta. We are out presenting the pasta to major retailers around the United States.

Plan of Operation.

Cross Atlantic has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2008, Cross Atlantic incurred a net loss of $(9,254,783). In addition, Cross Atlantic has no significant assets or revenue generating operations.

In the first quarter of 2008, we ceased operations on importing our green coffee due to the lack of margins to justify the expense. In November 2006, Cross Atlantic announced the commencement of operations for a new wholesale food division. Cross Atlantic will be producing its own brand name coffee and obtaining exclusive distribution contracts with manufactures outside the United States. Cross Atlantic will be presenting products to all major retailers throughout the United States through our extensive broker network, which, along with existing relationships, has enabled us to go direct to most major chains. We estimate serving at least the top 50 coffee retailers, along with established distribution houses.

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

Cross Atlantic expects to generate revenues by producing BlackWhiteCoffee in Denmark. We expect our production price to be $1.35 per 12oz bag, with a wholesale price to the retailers of $2.00 to $2.10. We expect that the retailers will offer the coffee to consumers for $2.99 making BlackWhiteCoffee one of the cheapest gourmet coffees sold. Our price compares to a regular quality but our quality compares to a high-end gourmet coffee.

We expect to present our retail coffee through a broker network, giving us the advantage of the relationship between the broker and retailer. We have redesigned our marketing and efforts and expect to obtain orders throughout 2008.

Throughout the first and second quarters of 2008, we have begun to focus on manufacturing and distribution of nationally branded commodities, food and general merchandise to food stores, supermarkets and club stores under a new division called Import Foods Division ("IFD").

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

IFD expects to generate revenue from three fronts; retainer, program development and percentage of sales. We will receive a $5,000 retainer from every manufacturer and a six-month program, specific to the manufacturers needs, for $30,000. After the six months, we receive 10% commission on the manufacturer's sales.

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

Our other products that we are introducing to the market are: Fruit2 Go, a drinkable drink snack. We will be finishing our packaging and out presenting the products in the 3rd quarter. Waterless Wash and Wax, we are in label development, and are looking for best avenue of distribution. Dr. Beers Gourmet Pasta. We are out presenting the pasta to major retailers around the United States.

Recent Financing

On February 22, 2008, we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $150,000.00 in Callable Secured Convertible Notes and (ii) warrants to purchase 15,000,000 shares of our common stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE

ITEM 4 - CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this quarterly report ("Evaluation Date"). Based on such evaluation, our Chief Executive Office and Chief Financial Officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.


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

Dated: August 7, 2008

                        Cross Atlantic Commodities, Inc.

                        By:  /s/ Jorge Bravo
                            ------------------------
                            Jorge Bravo
                            President and Director