Form 10KSB/A
period 2007-12-31
Cross Atlantic Commodities, Inc.
filed 2008-08-20
CIK 1311294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

  Transitional Small Business Disclosure Format (check one) Yes _____ No __x__

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I
Item 1.    Description of Business                                            4
Item 2.    Description of Property                                            9
Item 3.    Legal Proceedings                                                 10
Item 4.    Submission of Matters to a Vote of Security Holders               10

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters and 10 Small Business Issuer Purchases of Equity Securities
Item 6.    Management's Discussion and Analysis or Plan of Operation         11
Item 7.    Financial Statements                                              16
Item 8.    Changes in and Disagreements with Accountants on                  16
           Accounting and Financial Disclosure
Item 8A.   Controls and Procedures                                           16

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
           Exchange Act                                                      20
Item 10.   Executive Compensation                                            21
Item 11.   Security Ownership of Certain Beneficial Owners and               23
           Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions, and Director 23 Independence
Item 13.   Exhibits                                                          24
Item 14.   Principal Accountant Fees and Services                            24

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

Regulatory Issues and Procedures.
---------------------------------

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

-----------------
(1) This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.
(2)  This represents the closing price for the stock on the OTC Bulletin Board.
(3) Our common stock was not quoted on the OTC Bulletin Board during the first three quarters of 2006.
(4) Although our common stock was initially quoted on the OTC Bulletin Board during the fourth quarter of 2006, our management has been unable to obtain information regarding actual prices quoted.

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


ITEM 8A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including Jorge, Bravo, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

     3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies which we have assessed as material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2007:

1. We did not have formal policies governing certain accounting transactions and financial reporting processes finalized as of December 31, 2007;

2. We did not have adequate segregation of duties that were mitigated over certain areas of our financial reporting process due to the size of company that we were at December 31, 2007.

Although we are not required to disclosure significant deficiencies, we have chosen to disclose those significant deficiencies, which if not corrected in the next year may become material weaknesses.

We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this Form 10-KSB, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.

MANAGEMENT'S REMEDIATION INITIATIVES

We are in the process of evaluating our material and significant deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1. Identify and retain a new director for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of director's oversight;

2. Ensure all entity level controls are applied at all levels of the organization and are scalable for acquisition targets;

3. Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

4. Make all employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,

5. Implement better segregation of duties given the size of our company.

We anticipate that the above five initiatives will be at least partially, if not fully, implemented by December 31, 2008. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

CONCLUSION

The above identified material weaknesses and significant deficiency did not result in material audit adjustments to our 2007 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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


Date: August 20, 2008


Cross Atlantic Commodities, Inc.

/s/ Jorge Bravo
------------------------------
By: Jorge Bravo, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


                           Cross Atlantic Commodities, Inc.

Date:  August 20, 2008      /s/ Jorge Bravo
                           ------------------------------------------
                           By: Jorge Bravo
                               President, Chief Executive Officer and
                               Chief financial Officer
                               (Principal Executive Officer and
                               Principal financial Officer)




Date:  August 20, 2008      /s/ Michael Enemaerke
                           ------------------------------------------
                           By: Michael Enemaerke
                               Director


       August 20, 2008      /s/ Jesse Starkman
                           ------------------------------------------
                           By: Jesse Starkman
                               Director

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